Form 10QSB
period 1995-09-29
ADVANCED MEDICAL PRODUCTS INC
filed 1995-11-03
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-QSB


(mark one)
  X       Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 29, 1995

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from            to

Commission file number  0-16341

                  Advanced Medical Products Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                         16-1284228
(State or Other Jurisdiction             (I.R.S. Employer
of Incorporation or Organization)        Identification No.)

  111 Research Drive, Columbia, South Carolina        29203
(Address of Principal Executive Offices)           (Zip Code)

                   (803) 935-0906
              Issuer's Telephone Number, Including Area Code




(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   2,688,575 shares as
of November 1, 1995.


                                   (1)

                       PART 1 - FINANCIAL INFORMATION
                       Item 1 - Financial Statements

                      ADVANCED MEDICAL PRODUCTS INC.
                               BALANCE SHEET
                                          Sept. 29, 1995     June 30, 1995
                                              (unaudited)       (audited)

                                  ASSETS
Current Assets:
Cash                                        $    3,473       $   32,111
Accounts receivable
   (net of allowance for doubtful
   accounts of $42,020 and
   $66,525 respectively)                       689,738         643,153
Refundable income taxes                         48,089          48,089
Inventory                                    1,073,456       1,208,359
Other current assets                           284,760         208,589
   Total current assets                      2,099,516       2,140,301
Furniture and equipment, net                   304,787         301,684
Product software costs, net                     91,787          89,494
Other Assets                                     6,926           6,926
   Total Assets                             $2,503,016      $2,538,405
                                            ==========      ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Current portion of long-term debt           $   49,604      $   64,402
Accounts payable                               998,384       1,053,946
Accrued wages and commissions                   58,088          93,287
Other current liabilities                      254,487         237,773
   Total current liabilities                 1,360,563       1,449,408
Dividend payable                               100,000         100,000
Class A preferred stock, no par value;
  authorized 4,000 shares; issued and
  outstanding 2,000 shares; subject to
  mandatory redemption in the amount
  of $2,000,000 by October 2002              1,906,764       1,903,524
  Total long-term liabilities                2,006,764       2,003,524

   Total liabilities                         3,367,327       3,452,932

Stockholders' deficit:
  Common stock, $.01 par value;
  authorized 5,000,000 shares, issued
  2,704,195 shares, outstanding
  2,688,575 at September 29, 1995 and
  June 30, 1995.                                27,042          27,042
Additional paid in capital                   2,194,415       2,194,415
Accumulated deficit                         (2,990,419)     (3,040,635)
                                    (2)

                      ADVANCED MEDICAL PRODUCTS INC.
                          BALANCE SHEET CONTINUED

                                          Sept. 29, 1995     June 30 1995
                                             (unaudited)        (audited)

Less notes receivable for common stock      $(  67,598)     $(  67,598)
Less treasury stock, at cost, 15,615
  shares at September 29, 1995 and
  June 30, 1995.                             (  27,751)       ( 27,751)

  Total stockholders' deficit                ( 864,311)      ( 914,527)

  Total liabilities and stockholders'
    deficit                                 $2,503,016      $2,538,405
                                            ==========      ==========



The accompanying notes are an integral part of these financial statements.































                                    (3)

                      ADVANCED MEDICAL PRODUCTS INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                 Three Months Ended
                                          Sept. 29, 1995    Sept. 30 , 1994
                                           (unaudited)      (unaudited)

Net sales                                   $1,312,879      $1,371,266
Cost of sales                                  623,855         680,002

     Gross profit                              689,024         691,264

Selling, general and
    administrative                             567,266         740,276
Research and development                        66,429         111,598
Interest expenses                                1,872          23,268

     Income (loss) before income taxes          53,457        (183,878)

Provision for income taxes                           0               0

     Net income (loss)                          53,457        (183,878)


Retained deficit - beginning of period      (  914,527)     (1,038,946)
Accretion of redeemable preferred
  stock                                     (    3,241)     (    3,218)
Accumulated deficit - end of period        $(  864,311)    $(1,226,042)
                                             ==========      ==========

Net income (loss) applicable to
  common shares                            $    25,216     $(  212,096)
                                           ===========      ==========

Earings per common share data:

     Net income (loss)                     $       .01            (.08)
                                           ===========      ==========

Weighted average number of common
  shares outstanding                         2,688,575       2,646,076





The accompanying notes are an integral part of these financial statements.




                                    (4)

                      ADVANCED MEDICAL PRODUCTS INC.
                          STATEMENT OF CASH FLOWS
<CAPITION>
                                                 Three Months Ended
                                           Sept. 29, 1995   Sept. 30, 1994
                                             (unaudited)     (unaudited)
Cash Flows from Operating Activities:
Net Income                                  $   53,457      $ (183,878)
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization              24,969          25,343
     Provision for doubtful accounts          ( 24,505)         81,665
     Change in assets and liabilities:
       Accounts receivable                    ( 26,062)       ( 19,801)
       Inventory                               134,903         100,319
       Other assets                           ( 72,190)        (32,665)
       Accounts payable                       ( 55,562)        118,867
       Other current liabilities              ( 18,485)       ( 54,402)
Total adjustments                             ( 36,932)        219,326

Net cash provided by operating activities       16,525          35,448

Cash flows used by investing activities:
  Capital expenditures                        ( 22,867)       (  6,012)
  Capitalization of software costs            (  7,500)       (  7,800)
Net cash used by investing activities         ( 30,367)       ( 13,812)

Cash flow used by financing activities:

  Payments on long-term debt                  ( 14,796)       ( 14,166)
  Purchases of common stock                          0               0
  Issuance of notes receivable for
    common stock                                     0               0
Net cash used by financing activities         ( 14,796)         14,166
Net (decrease) increase in cash and
  cash equivalents                            ( 28,638)          7,470

Cash and cash equivalents at
  beginning of period                           32,111       1,196,951

Cash and cash equivalents at
  end of period                             $    3,473      $1,204,421
                                            ==========      ==========
Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                              $    1,872      $   23,268
      Income taxes                                   0               0

The accompanying notes are an integral part of these financial statements.


                                    (5)

                 ADVANCED MEDICAL PRODUCTS INC.
                  NOTES TO FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 29, 1995 are not necessarily indicative of the results that may be expected for fiscal year 1996. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995.

2.   Inventory

     Inventory consisted of:
                                 Sept. 29, 1995    June 30, 1995
                                    (unaudited)        (audited)
     Raw Material and
      work in process                $  554,877       $  579,902
     Finished Goods                     518,579          628,456
                                     $1,073,456       $1,208,358
                                     ==========       ==========

3.   Earnings Per Share

     Earnings per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of the outstanding options since it was not significant.













                               (6)

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net sales of $1,312,879 for the three months ended September 29, 1995 represent a 5% decrease from sales of $1,371,266 in the comparable quarter in 1994. This decrease is primarily due to decreases in the Company's OEM/International distribution network. Current efforts to expand the network are in process and it is expected that these efforts will result in increased future sales.

The Company's gross profit margin increased from 50% of net sales in the comparable quarter of fiscal 1995 to 58% of net sales for the three months ended September 29, 1995. This increase is a result of efforts to reduce cost of sales.


Selling, general and administrative expenses of $567,266 for the three months ended September 29, 1995 were 43% of net sales for the period as compared to expenses of $740,276 or 54% of net sales for the same period last year. The decrease is a result of efforts to reduce operating expenses.

Research and development costs during the first quarter of fiscal
1996 decreased 41% from last year as the phase in of the Spectra
ECG and development of the Ultra PCI were completed.

Net income (loss) for the quarter ended September 29, 1995 increased to $53,457 from $(183,878) for the same period last year. The net income for the first quarter of fiscal 1996 is primarily a result of the increase in gross margin and decrease in operating expenses.

During the first three months of fiscal 1996, accounts receivable increased from $643,153 to $689,738.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $16,525 of cash during the quarter ended September 29, 1995 compared with $35,433 provided during the first quarter of fiscal 1995. In the first quarter of fiscal 1996, $30,367 was used for capital expenditures, compared to $13,812 for the same period last year.

The Company is a party to a loan agreement, pursuant to which a Syracuse, New York bank has extended credit and loaned funds to the Company. The bank loaned the Company $250,000 with interest at 11%, $49,604 of which was outstanding as of September 29, 1995. The loan is subject to the provisions of a five year term






                               (7)
loan agreement.

The Company has been discussing a new banking relationship with lenders in South Carolina; however, no new agreements have yet been entered into. The company has entered into a factoring agreement with Cambridge Capital Management, Inc. of Boca Raton, Florida ("Cambridge"), pursuant to which Cambridge has agreed to factor 70% of the company's eligible accounts receivable. Cambridge will receive a discount as to each receivable [ranging from 3.75% to 15% (subject to a $25 minimum)] depending upon the number of days that elapse between the date the receivable is factored and the date Cambridge collects the receivable. The company's obligations under the factoring agreement have been personally guaranteed by Clarence P. Groff, President of the company.

The Company believes that internally generated funds and existing borrowing resources should provide sufficient working capital to meet present commitments. However, in order to improve its current cash flow position, the Company has undertaken steps, both internally and externally. Internal initiatives include steps to improve gross margins, reduce inventory levels, reduce accounts receivable, expand the distribution network and reduce fixed costs. External steps include seeking new banking relationships, investigating alternate sources of financing and discussing relationships in the investment banking community, as well as, the above mentioned factoring arrangement.

The Company does not currently have specific plans for major capital expenditures in fiscal 1996. Should needs arise, the Company may consider additional capital sources to obtain funding. There is no assurance any additional financing, if required, will be available on terms acceptable to the Company.





















                               (8)

                   PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits - None

     (b) Reports on Form 8-K - No Reports on Form 8-K have been filed during the quarter for which this report is filed, except that a report on Form 8-K dated July 24, 1995 was filed to disclose a change in the Company's fiscal year end.

                           SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ADVANCED MEDICAL PRODUCTS, INC.
                              (REGISTRANT)

                    BY:S/CLARENCE P. GROFF
                         CLARENCE P. GROFF
                         PRESIDENT AND CHIEF ACCOUNTING OFFICER

DATED:  NOVEMBER 1, 1995

                           SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ADVANCED MEDICAL PRODUCTS, INC.
                              (REGISTRANT)

                    BY:
                         CLARENCE P. GROFF
                         PRESIDENT AND CHIEF ACCOUNTING OFFICER

DATED: NOVEMBER 1, 1995