Form 10QSB/A
period 1995-09-29
ADVANCED MEDICAL PRODUCTS INC
filed 1996-02-09
CIK 807732

ADVANCED MEDICAL PRODUCTS, INC.
                             111Research Drive
                            Columbia, SC  29203

Securities and Exchange
Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB/A.

Sincerely,

Advanced Medical Products, Inc.
Pat Mack
Controller


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

     (a)  Exhibits - EX-27

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

                         ADVANCED MEDICAL PRODUCTS, INC.
                              (REGISTRANT)

                    BY:S/JAMES H. BROWN
                         JAMES H. BROWN
                         VICE PRESIDENT

DATED:  FEBRUARY 9, 1996

                           SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ADVANCED MEDICAL PRODUCTS, INC.
                              (REGISTRANT)

                    BY:
                         JAMES H. BROWN
                         VICE PRESIDENT

DATED: FEBRUARY 9, 1996