Form 10QSB
period 1995-12-31
ADVANCED MEDICAL PRODUCTS INC
filed 1996-02-14
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-QSB


(mark one)
  X       Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 1995

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

YES  X    NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $2,688,576 at February 14, 1996

                                    (1)




                      PART 1 - FINANCIAL INFORMATION
                       Item 1 - Financial Statements

                      ADVANCED MEDICAL PRODUCTS INC.
                               BALANCE SHEET

                                          Dec. 31, 1995     June 30, 1995
                                            (unaudited)       (audited)

                                  ASSETS

Current Assets:
Cash                                        $    3,394      $   32,111
Accounts receivable
   (net of allowance for doubtful
   accounts of $56,772 and
   $66,525 respectively)                       688,564         643,153
Refundable income taxes                         48,089          48,089
Inventory (Note 2)                           1,028,908       1,208,359
Other current assets                           183,900         208,589
   Total current assets                      1,952,855       2,140,301
Furniture and equipment, net                   298,420         301,684
Product software costs, net                     80,380          89,494
Other Assets                                     6,926           6,926
   Total Assets                             $2,338,581      $2,538,405
                                            ==========      ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Cash issued against future deposit              68,297            -0-
Current portion of long-term debt           $   44,622      $   64,402
Accounts payable                             1,027,749       1,053,946
Accrued wages and commissions                  146,340          93,287
Other current liabilities                      361,292         237,773
   Total current liabilities                 1,648,300       1,449,408
Dividend payable                               100,000         100,000
Class A preferred stock, no par value;
  authorized 4,000 shares; issued and
  outstanding 2,000 shares; subject to
  mandatory redemption in the amount
  of $2,000,000 by October 2002              1,910,004       1,903,524
  Total long-term liabilities                2,010,004       2,003,524

   Total liabilities                         3,658,304       3,452,932

Stockholders' equity:
  Common stock, $.01 par value;
  authorized 5,000,000 shares,
  2,688,576 shares issued and
  outstanding at December 31, 1995
  and 2,646,076 June 30, 1995.                  26,632          27,042
Additional paid in capital                   2,099,874       2,194,415
Accumulated deficit                         (3,446,229)     (3,040,635)
                                    (2)


                      ADVANCED MEDICAL PRODUCTS INC.
                          BALANCE SHEET CONTINUED


                                          Dec. 31, 1995     June 30 1995
                                           (unaudited)        (audited)


Less notes receivable for common            $      -0-      $(  67,598)
  stock (Note 3)
Less treasury stock, at cost, -0-
  shares at December 31, 1995 and
  15,615 shares at June 30, 1995. (Note 4)         -0-        ( 27,751)

  Total stockholders' deficit               (1,319,723)      ( 914,527)

  Total liabilities and stockholders'
    deficit                                 $2,338,581      $2,538,405
                                            ==========      ==========




The accompanying notes are an integral part of these financial statements.






























                                    (3)


                      ADVANCED MEDICAL PRODUCTS INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                 Six Months Ended
                                          Dec. 31, 1995    Dec. 30 , 1994
                                           (unaudited)      (unaudited)


Net sales                                   $2,385,736      $2,689,827
Cost of sales                                1,274,846       1,336,346

     Gross profit                            1,110,890       1,353,481

Selling, general and
    administrative                           1,324,601       1,557,865
Research and development                       181,844         219,256
Interest expenses                                3,557          47,990

     Income (loss) before income taxes        (399,112)       (471,630)

Provision for income taxes                           0               0

     Net income (loss)                        (399,112)       (471,630)


Retained deficit - beginning of period (3,040,635) (1,038,946) Accretion of redeemable preferred
  stock                                     (    6,482)     (    6,437)
Accumulated deficit - end of period        $(3,446,229)    $(1,517,013)
                                             ==========      ==========

Net income (loss) applicable to
  common shares                            $(  455,594)    $(  528,367)
                                             ==========      ==========

Earnings per common share data:

     Net income (loss)                     $      (.17)           (.23)
                                             ==========      ==========

Weighted average number of common
  shares outstanding                         2,673,225       2,662,859






The accompanying notes are an integral part of these financial statements.



                                    (4)





                      ADVANCED MEDICAL PRODUCTS INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                               Three Months Ended
                                          Dec. 31, 1995    Dec. 30 , 1994
                                           (unaudited)      (unaudited)


Net sales                                   $1,072,857      $1,318,561
Cost of sales                                  650,991         656,344

     Gross profit                              421,866         662,217

Selling, general and
    administrative                             757,335         817,589
Research and development                       115,415         107,658
Interest expenses                                1,685          24,722

     Income (loss) before income taxes        (452,569)     (  287,752)

Provision for income taxes                           0               0

     Net income (loss)                        (452,569)     (  287,752)


Retained deficit - beginning of period (2,990,419) (1,226,042) Accretion of redeemable preferred
  stock                                     (    3,241)     (    3,219)
Accumulated deficit - end of period        $(3,446,229)    $(1,517,013)
                                             ==========      ==========

Net income (loss) applicable to
  common shares                            $(  480,810)    $(  315,971)
                                             ==========      ==========

Earnings per common share data:

     Net income (loss)                     $      (.17)           (.13)
                                             ==========      ==========

weighted average number of common
  shares outstanding                         2,673,225       2,664,026






The accompanying notes are an integral part of these financial statements.


                                    (5)



                      ADVANCED MEDICAL PRODUCTS INC.
                          STATEMENT OF CASH FLOWS

                                                 Six Months Ended
                                           Dec. 31, 1995   Dec. 30, 1994
                                             (unaudited)     (unaudited)

Cash Flows Used By Operating Activities:
Net Loss                                    $( 399,112)     $ (471,630)
Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization              48,648          50,956
     Bad Debt Expense                              394             -0-
     Provision for doubtful accounts          (  9,753)         82,004
     Change in assets and liabilities:
       Accounts receivable                    ( 35,659)       ( 69,878)
       Inventory                               179,451         188,245
       Other assets                             24,689        ( 47,048)
       Accounts payable                       ( 26,197)        216,152
       Other current liabilities               176,573        ( 45,849)
Total adjustments                              358,146         374,582

Net cash used by operating activities         ( 40,966)       ( 97,048)

Cash flows used by investing activities:
  Capital expenditures                        ( 36,268)       ( 38,847)
  Capitalization of software costs                 -0-        ( 15,300)
Net cash used by investing activities         ( 36,268)       ( 54,147)

Cash flow used by financing activities:

  Payments on long-term debt                  ( 19,780)       ( 28,417)
  Purchases of common stock                        -0-             -0-
  Issuance of common stock awards                  -0-           2,500
Net cash used by financing activities         ( 19,780)       ( 25,917)
Net (decrease) increase in cash and
  cash equivalents                            ( 97,014)       (177,112)

Cash and cash equivalents at
  beginning of period                           32,111       1,196,951

Cash and cash equivalents at
  end of period                             $ ( 64,903)     $1,019,839
                                            ==========      ==========
Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                              $    3,557      $   47,990
      Income taxes                                   0               0


The accompanying notes are an integral part of these financial statements.

                                    (6)

                 ADVANCED MEDICAL PRODUCTS INC.
                  NOTES TO FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for fiscal year 1996. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995.

2.   Inventory

     Inventory consisted of:
                                 Dec. 31, 1995     June 30, 1995
                                    (unaudited)        (audited)
     Raw Material and
      work in process                $  534,210       $  579,903
     Finished Goods                     494,698          628,456
                                     $1,028,908       $1,208,359
                                     ==========       ==========

3.   Note Receivable - Common Stock

     The note receivable - common stock of $67,598 was written off against common stock and additional paid in capital. The corresponding $9,892 interest receivable was written off as a bad debt at December 31, 1995.

4.   Treasury Stock

     15,615 shares of treasury stock with a cost of $27,751 were retired at December 31, 1995.

5.   Earnings Per Share

     Earnings per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of the outstanding options since it was not significant.


                               (7)


6.   Subsequent Events

     On January 12, 1996 Carolina Medical, Inc., a privately held medical device manufacturing company located in King, North Carolina, purchased 750,000 shares or 21.81% of Advanced Medical Products, Inc.'s authorized but unissued common stock for $150,000. Carolina Medical or its affiliate BIOTEL International, Inc., a holding company that owns a majority interest in Carolina Medical's stock, has agreed to purchase an additional 1,400,000 shares of Advanced Medical's common stock within 105 days for an additional $280,000, subject to certain defined terms and conditions. In the event Carolina Medical (or BIOTEL) purchases the additional 1,400,000 shares of common stock, Carolina Medical will the beneficially own an aggregate of 2,150,000 shares, or 44.44%, of the Company's common stock.

     In addition, Advanced Medical entered into a Licensing Agreement with Carolina Medical to utilize the technology embodied in Advanced Medical's Ultra PCI portable hand-held ultrasound product line for other applications that will not be directly competitive with Advanced Medical's current portable applications.

     Clarence P. Groff resigned as the Company's President, Treasurer, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and member of the Company's Board of Directors. Ronald G. Moyer, Chairman and Chief Executive Officer of Carolina Medical, was elected as the Company's President and Treasurer at a meeting of the Board of Directors on January 25, 1996.





















                               (8)




ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net sales of $2,385,736 for the six months ended December 31, 1995 represent a 12% decrease from sales of $2,689,827 in the comparable six month period ended December 30, 1994. Net sales of $1,072,857 for the second quarter of fiscal 1996 represents a 19% decrease in sales from the comparable quarter in 1994. This decrease is primarily due to reductions in the Company's marketing and lead generation programs.

For the six months ended December 31, 1995 the Company's gross profit margin decreased to 46% from 50% of net sales for the period ended December 30, 1994. The gross profit margin decreased from 50% of net sales in the second quarter of fiscal 1995 to 39% of net sales in the second quarter of fiscal 1996. This decrease is primarily due to premiums paid for parts.

Selling, general and administrative expenses of $1,324,601 for the six months ended December 31, 1995 were 55% of net sales for the period as compared to expenses of $1,557,865 or 57% of net sales for the same period last year. For the three months ended December 31, 1995 selling, general and administrative expenses of $757,335 represented 70% of net sales compared with $817,589 or 62% for the corresponding quarter last year. Although total expenses have been reduced, spreading the fixed expenses over lower levels of sales, coupled with high commission costs resulted in excessive costs as a percent of sales. Additional steps have been taken in January to further reduce fixed costs.

Research and development costs during the first six months of fiscal 1996 decreased 18% over the comparable period in fiscal 1995. During the second quarter of fiscal 1996, research and development costs increased 7% from the second quarter last year. These differences are primarily due to upgrade expenses and the completion of the phase in of the Spectra ECG and development of the Ultra PCI.

Net loss for the six months December 31, 1995 decreased from $(471,630) in the six months ended December 31, 1994 to $(399,112). For the quarter ended December 31, 1995 the net loss increased to $(452,569) from $(287,752) for the same period last year. The net loss for the first six months and the second quarter of fiscal 1996 is primarily a result of the increase in expenses associated with an expanded internal sales force, write-offs of bad debts, write-down of inventory and premiums paid for parts.

During the first six months of fiscal 1996, accounts receivable increased from $643,153 at June 30, 1995 to $688,564. Inventory over this period decreased from $1,208,359 to $1,028,908. This decrease is a result of efforts to reduce inventory levels.

                               (9)


LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $40,966 of cash during the six months ended December 31, 1995 compared with $97,048 used during the first six months of fiscal 1995. In the first six months of fiscal 1996, $36,268 was used for capital expenditures, compared to $54,147 for the same period last year.

The Company is a party to a loan agreement, pursuant to which a Syracuse, New York bank has extended credit and loaned funds to the Company. The bank loaned the Company $250,000 with interest at 11%, $44,622 of which was outstanding as of December 31, 1995. The loan is subject to the provisions of a five year term loan agreement.

The company was released from a factoring agreement with Cambridge Capital Management, Inc. of Boca Raton, Florida. The Company has entered into a new factoring agreement with Global Acceptance Corporation of Detroit, Michigan ("Global") pursuant to which Global has agreed to advance 75% less $100 of the company's eligible accounts receivable. Global will receive a discount as to each receivable [ranging from 3.75% to 15% (subject to a $25 minimum)] depending upon the number of days that elapse between the date the receivable is factored and the date Global collects the receivable. The company's obligations under the factoring agreement were personally guaranteed by Clarence P. Groff, former President of the Company. The Company had no outstanding invoices factored with Global at December 31, 1995.

The Company entered into an agreement on January 12, 1996 with Carolina Medical, Inc., a privately held corporation located in King, North Carolina to sell 750,000 shares or 21.81% of Advanced Medical's authorized but unissued common stock for $150,000. Carolina Medical or its affiliate, BIOTEL International, Inc., a holding company that owns a majority interest in Carolina Medical's common stock has agreed, subject to certain terms and conditions, to purchase an additional 1,400,000 shares of Advanced Medical's common stock within 105 days for an additional $280,000. In the event the foregoing occurs, Carolina Medical will beneficially own an aggregate of 2,150,000 shares, or 44.44% of the Company's outstanding common stock.

Although the Company's auditors, BDO Seidman issued a "going concern opinion" for the audit period ending June 30, 1995, the Company believes that internally generated funds, existing borrowing resources, the recent capital investment by Carolina Medical, as well as, the proposed additional investment by either Carolina Medical Inc.or BIOTEL International, Inc.should provide sufficient working capital to meet immediate commitments. However, in order to improve its current cash flow position, the Company has undertaken internal initiatives including steps to improve gross margins, reduce inventory levels, reduce accounts receivable, and reduce fixed costs.

                               (10)

The Company does not currently have specific plans for major capital expenditures in fiscal 1996. Should needs arise, the Company may consider additional capital sources to obtain funding. There is no assurance any additional financing, if required, will be available on terms acceptable to the Company.

















































                              (11)


                   PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits - No exhibits were filed during the quarter for which this report is filed; however, since December 31, 1995 two exhibits, (a) January 12, 1996 Agreements Relating to Change in Control of the Company and (b) Intellectual Property License Agreement dated January 12, 1996, which were filed January 26, 1996 with Form 8-K to report the Changes of Control of the Registrant.

     (b) Reports on Form 8-K - No reports on form 8-K were filed during the quarter for which this Report is filed; however, a Form 8-K was filed on January 26, 1996 to report the Change of Control of the Registrant that took place on January 12, 1996.



































                              (12)



                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Advanced Medical Products Inc.
                                (Registrant)


                      By:s/  Ronald G. Moyer
                               Ronald G. Moyer
                               President







Dated:  February 14, 1996




























                              (13)




                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Advanced Medical Products Inc.
                                (Registrant)


                        By:
                               Ronald G. Moyer
                               President

Dated:  February 14, 1996


















                              (14)