Form 10QSB
period 1996-03-31
ADVANCED MEDICAL PRODUCTS INC
filed 1996-05-01
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-QSB


(mark one)
  X       Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1996

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

YES  X    NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,838,576 shares at April 24, 1996.


                                    (1)




                      ADVANCED MEDICAL PRODUCTS INC.
                               BALANCE SHEET

                                          Mar. 31, 1996     June 30, 1995
                                            (unaudited)       (audited)

                                  ASSETS

Current Assets:
Cash                                        $  116,244      $   32,111
Accounts receivable
   (net of allowance for doubtful
   accounts of $28,476 and
   $66,525 respectively)                       735,152         643,153
Refundable income taxes                         48,089          48,089
Inventory (Note 2)                           1,046,072       1,208,359
Other current assets (note 3)                  120,403         208,589
   Total current assets                      2,065,960       2,140,301
Furniture and equipment, net                   326,022         301,684
Product software costs, net                     79,293          89,494
Other Assets - Deposits                          6,926           6,926
   Total Assets                             $2,478,201      $2,538,405
                                            ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt (note 6)  $   37,500      $   64,402
Accounts payable                               971,086       1,053,946
Accrued wages and commissions                  104,913          93,287
Obligation - C. Groff (note 5)                  83,008             -0-
Accrued Dividend (notes 7&8)                    25,000         100,000
Other current liabilities (note 4)             369,208         237,773
   Total current liabilities                 1,590,715       1,549,408
Long-Term Liabilities
Long-term debt,
net of current portion (note 6)                 41,202             -0-
Class A preferred stock, no par value;
  authorized 4,000 shares; issued and
  outstanding 2,000 mandatory redeemable
  shares at June 30,1995 and 2,113 shares
  at March 31, 1996; (note 8)                      -0-       1,903,524
  Total long-term liabilities                   41,202       1,903,524

   Total liabilities                         1,631,917       3,452,932









                                    (2)

                      ADVANCED MEDICAL PRODUCTS INC.
                          BALANCE SHEET CONTINUED


                                          Mar. 31, 1996     June 30 1995
                                           (unaudited)        (audited)
Stockholders' equity:
  Common stock, $.01 par value;
  authorized 5,000,000 shares,
  4,838,576 shares issued and
  outstanding at March 31, 1996
  and 2,646,076 at June 30, 1995. (note 9)      48,386          27,042
Subscription Common Stock 300,000                3,000
shares at March 31, 1996 and 0 shares
at June 30, 1995 (note 8)
Additional paid in capital (notes 7,8 & 9)   4,508,366       2,194,415
Accumulated deficit                         (3,713,468)     (3,040,635)
Less notes receivable for common                   -0-      (   67,598)
  stock (Note 10)
Less treasury stock, at cost, -0-
  shares at March 31, 1996 and 15,615
  shares at June 30, 1995. (Note 11)               -0-        ( 27,751)

  Total stockholders' equity                   846,284       ( 914,527)

  Total liabilities and stockholders'
    equity                                  $2,478,201      $2,538,405
                                            ==========      ==========


























The accompanying notes are an integral part of these financial statements.


                                    (3)

                      ADVANCED MEDICAL PRODUCTS INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                Nine Months Ended
                                          Mar. 31, 1996    Mar. 31 , 1995
                                           (unaudited)      (unaudited)


Net sales                                   $3,259,307      $3,648,248
Cost of sales                                1,746,985       1,823,355

     Gross profit                            1,512,322       1,824,893

Selling, general and
    administrative                           1,907,488       2,506,686
Research and development                       248,128         332,320

     Total operating expenses                2,155,616       2,839,006

     Total operating income                 (  643,294)     (1,014,113)

Interest expenses                               19,816          56,859

     Income (loss) before income taxes      (  663,110)     (1,070,972)

Provision for income taxes                           0               0

     Net income (loss)                      (  663,110)     (1,070,972)


Retained deficit - beginning of period (3,040,635) (1,038,946) Accretion of redeemable preferred
  stock                                     (    9,723)     (    9,656)
Accumulated deficit - end of period        $(3,713,468)    $(2,119,574)
                                             ==========      ==========

Net income (loss) applicable to
  common shares                            $(  747,833)    $(1,137,365)
                                             ==========      ==========

Earnings per common share data:

     Net income (loss)                     $      (.22)           (.42)
                                             ==========      ==========

Weighted average number of common
  shares outstanding                         3,376,018       2,663,303







The accompanying notes are an integral part of these financial statements.

                                    (4)

                      ADVANCED MEDICAL PRODUCTS INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                               Three Months Ended
                                          Mar. 31, 1996    Mar. 31, 1995
                                           (unaudited)      (unaudited)


Net sales                                   $  873,571      $  958,421
Cost of sales                                  487,139         487,009

     Gross profit                              386,432         471,412

Selling, general and
    administrative                             582,656         948,821
Research and development                        51,285         113,064

     Total operating expense                   633,941       1,061,885

     Income (Loss) from operations          (  247,509)     (  590,473)

Interest expenses                               16,489           8,869

     Income (loss) before income taxes      (  263,998)     (  599,342)

Provision for income taxes                           0               0

     Net income (loss)                      (  263,998)     (  599,342)


Retained deficit - beginning of period (3,446,229) (1,517,013) Accretion of redeemable preferred
  stock                                     (    3,241)     (    3,219)
Accumulated deficit - end of period        $(3,713,468)    $(2,119,574)
                                             ==========      ==========

Net income (loss) applicable to
  common shares                            $(  292,239)    $(  630,781)
                                             ==========      ==========

Earnings per common share data:

     Net income (loss)                     $      (.09)           (.23)
                                             ==========      ==========

Weighted average number of common
  shares outstanding                         3,376,018       2,664,109







The accompanying notes are an integral part of these financial statements.

                                    (5)

                      ADVANCED MEDICAL PRODUCTS INC.
                          STATEMENT OF CASH FLOWS

                                                Nine Months Ended
                                           Mar. 31, 1996   Mar. 31, 1995
                                             (unaudited)     (unaudited)

Cash Flows Used By Operating Activities:
Net Loss                                    $( 663,110)     $(1,070,972)
Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization              73,381          77,974
     Bad Debt Expense                            9,892            -0-
     Provision for doubtful accounts          ( 38,049)       (114,329)
     Gain on refinancing long-term debt       (  1,037)            -0-
     Change in assets and liabilities:
       Accounts receivable                    ( 53,950)        742,846
       Inventory                               162,287         119,036
       Other assets                             88,186           3,699
       Accounts payable                       ( 82,860)        260,833
       Accrued Wages & Commissions              11,626             -0-
       Other liabilities                       223,818        ( 69,927)
Total adjustments                              393,294       1,020,132

Net cash used by operating activities         (269,816)       ( 50,840)

Cash flows used by investing activities:
  Capital expenditures                        ( 42,016)       ( 46,596)
  Capitalization of software costs            (  3,880)       ( 22,800)
Net cash used by investing activities         ( 45,896)       ( 69,396)

Cash flow used by financing activities:


  Payments on long-term debt                  ( 20,780)     (1,026,242)
  Proceeds from sale of common stock           430,000             -0-
  Proceeds from (payments of)loan from
    stockholder                               (  9,375)          9,375
  Issuance of common stock awards                  -0-           2,500
Net cash provided (used) by financing
    activities                                 399,845      (1,014,367)
Net (decrease) increase in cash and
  cash equivalents                              84,133      (1,134,603)

Cash and cash equivalents at
  beginning of period                           32,111       1,196,951

Cash and cash equivalents at
  end of period                             $  116,244      $   62,348
                                            ==========      ==========
Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                              $   19,816      $   56,859
      Income taxes                                   0               0

The accompanying notes are an integral part of these financial statements.

                                    (6)

                 ADVANCED MEDICAL PRODUCTS INC.
                  NOTES TO FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for fiscal year 1996. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995.

2.   Inventory

     Inventory consisted of:
                                 Mar. 31, 1996     June 30, 1995
                                    (unaudited)        (audited)
     Raw Material and
      work in process                $  431,273       $  579,903
     Finished Goods                     614,799          628,456
                                     $1,046,072       $1,208,359
                                     ==========       ==========

3.   Other Current Assets

     Prepaid Expenses         $ 87,196
     Advances to Employees         843
     Deposits - Current         32,364
                              $120,403
                               =======

4.   Other Current Liabilities

     Accrued Royalties                  $ 99,232
     Accrued Vacation Pay                 22,259
     Deferred Service Contract Revenue   156,607
     Backordered Equipment                   703
     Warranty Reserve                     28,753
     Accrued Sales Tax Liability          61,654
                                        $369,208
                                         =======





                               (7)

5.   Related Party Transactions

     On January 12, 1996, Clarence P. Groff, the Company's former largest stockholder resigned as President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, and Chairman of the Board. At that time Mr. Groff entered into a termination arrangement with the Company whereby he agreed to waive his rights and terminate a prior employment agreement and the Company agreed to pay Mr. Groff $4,368.86 every two (2) weeks beginning February 2, 1996 and ending December 20, 1996 for the following:

     Severance Pay                 $75,000.00
     Back Pay                       11,648.76
     50% of Accrued Car Allowance    4,125.00
     Vacation Pay                   10,040.09
     Unreimbursed Expenses           4,038.53

     The Balance on this obligation as of March 31, 1996 was $83,008.00.

     On March 31, 1996 the Company repaid a loan from Mr. Groff in the principal amount of $9,375.00 plus interest at 9% APR of $751.00 as stipulated in the above mentioned termination agreement.

     Also as part the agreement, the Company agreed to indemnify
     Mr. Groff for actions as an officer, director, employee, and agent of the Company to the fullest extent permitted under the General Corporation Law of Delaware.

     In consideration of the above, Mr. Groff agreed to a Confidentiality and Non-Disclosure; Non-Compete; No
     Recruiting Covenant.

6.   Long-term debt

     On March 12, 1996 the Company restructured eight operating leases and it's short term note with Onbank of Syracuse, New York into one long term note. The principal portion is $78,702. As part of the agreement, $91,850 in delinquent lease payments and interest on the short-term note were forgiven and is recorded on the Company's income statement as Miscellaneous Income for the period ended March 31, 1996. The agreement further stipulates that should the Company be 10 days delinquent with payment the forgiven interest of $8,754 will become payable.

     Note Payable -Onbank
     Term: 4 years            $35,117  secured by furniture,
     Interest: 11%                     fixtures & equipment
     Payment: $2,000/mo*      $43,585  unsecured
     Beginning: 4/1/96
     *$12,500 due 4/15/96



                               (8)

7.   Preferred Stock

     Nishimoto Sangyo, the Company's preferred stockholder, relinquished control of all redemption rights on their 2,000 shares of no par preferred stock effective March 31, 1996 and purchased an additional 113 shares of no par preferred stock for $113,000 paid for as an offset of $113,000 of their accrued dividend and accumulated interest. Control of all redemption rights to these additional shares has also been assigned to the Company.

8.   Subscription Common Stock

     Nishimoto Sangyo, the Company's preferred stockholder, entered into an agreement to convert $102,000 of their accrued dividend and interest into 300,000 shares of $0.01 par common stock at $0.34 per share as of March 31, 1996 to be issued by December 31, 1996. If the shares are not issued by December 31, 1996, the Company is obligated to repay in full the $100,000 dividend that remains unpaid and interest thereon of 5%.

9.   Common Stock

     On January 12, 1996 Carolina Medical, Inc., a privately held medical device manufacturing company located in King, North Carolina, purchased 750,000 shares of Advanced Medical Products, Inc.'s authorized but unissued common stock for $150,000. BIOTEL International, Inc., a holding company that owns a majority interest in Carolina Medical's stock, purchased an additional 1,400,000 shares of Advanced Medical's common stock on March 29, 1996 for $280,000. BIOTEL International beneficially owns an aggregate of 2,150,000 shares, or 44.43%, of the Company's common stock.

     In addition, Carolina Medical entered into a Licensing Agreement with Advanced Medical to utilize the technology embodied in Advanced Medical's Ultra PCI portable hand-held ultrasound product line for other applications that will not be directly competitive with Advanced Medical's current portable applications.

     Ronald G. Moyer, Chairman and Chief Executive Officer of Carolina Medical and Chairman and President of BIOTEL International, Inc. was elected as the Company's President and Treasurer at a meeting of the Board of Directors on January 25, 1996. On that same date, the Company also expanded it's three member board to seven members. Roger Jones (President of Carolina Medical) and outside directors, John Ankney, and David Heiden were also elected to serve on the Board of Directors until the annual shareholder meeting.






                               (9)



10.  Note Receivable - Common Stock

     The note receivable - common stock of $67,598 was written off against common stock and additional paid in capital. The corresponding $9,892 interest receivable was written off as a bad debt at December 31, 1995.

11.  Treasury Stock

     15,615 shares of treasury stock with a cost of $27,751 were retired at December 31, 1995.

12.  Earnings Per Share

     Earnings per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of the outstanding options since it was not significant.






































                              (10)


ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net sales of $3,259,307 for the nine months ended March 31, 1996 represent a 11% decrease from sales of $3,648,248 in the comparable nine month period ended March 31, 1995. Net sales of $873,571 for the third quarter of fiscal 1996 represents a 9% decrease in sales from the comparable quarter in 1995. This decrease is primarily due to reductions in the Company's marketing and lead generation programs.

For the nine months ended March 31, 1996 the Company's gross profit margin decreased to 46% from 50% of net sales for the period ended March 31, 1995. The gross profit margin decreased to 44% of net sales in the third quarter of fiscal 1996 from 49% of net sales in the third quarter of fiscal 1995. These decreases are primarily due to premiums paid for parts and discounts granted to customers. A revised discount policy and longer range planning on parts purchases have been implemented to reverse this trend in gross margins.

Selling, general and administrative expenses of $1,907,488 for the nine months ended March 31, 1996 were 59% of net sales for the period as compared to expenses of $2,506,686 or 69% of net sales for the same period last year. For the three months ended March 31, 1996 selling, general and administrative expenses of $582,656 represented 67% of net sales compared with $948,821 or 99% for the corresponding quarter last year. The $599,198 decrease in expenses for the recent nine months of which $366,165 was for the most recent three months were primarily due to a reduction in company personnel, as well as continuing efforts to reduce fixed costs, commission expense, and general expenses in all areas of the company's operations.

Research and development costs during the first nine months of fiscal 1996 decreased 25% over the comparable period in fiscal 1995. During the third quarter of fiscal 1996, research and development costs decreased 45% from the third quarter last year. These differences are primarily due to a reduction in company personnel and continuing efforts to reduce costs.

Net loss for the nine months March 31, 1996 decreased to $(663,110) from $(1,070,972) in the nine months ended March 31, 1995. For the quarter ended March 31, 1996 the net loss decreased to $(263,998) from $(599,342) for the same period last year. The net losses for the first nine months and the third quarter of fiscal 1996 are primarily a result of lower sales and lower gross margins coupled with high sales expenses on domestic sales and excessive legal and other administrative expenses.
Also contributing were write-offs of bad debts, write-down of inventory and premiums paid for parts. The company has downsized it's internal sales force as of the end of January 1996 in an effort to control costs of guaranteed commissions and training



                              (11)

expenses. The Company's net loss for the quarter also includes the effect of miscellaneous income in the amount of $91,850 resulting from the restructure and forgiveness of debt of eight
(8) of it's operating leases and an unsecured note with a Syracuse, New York bank.

During the first nine months of fiscal 1996, accounts receivable increased from $643,153 at June 30, 1995 to $735,152 primarily due to terms extended to an international distributor. Inventory over this period decreased from $1,208,359 to $1,046,072. As a result of closer control of purchasing and a net increase in inventory reserves after scrapping certain obsolete parts.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $269,816 of cash during the nine months ended March 31, 1996 compared with $50,840 used during the first nine months of fiscal 1995. In the first nine months of fiscal 1996, $45,896 was used for capital expenditures, compared to $69,396 for the same period last year.

On March 12, 1996 the Company restructured eight (8) of it's operating leases as well as a long-term unsecured note with a Syracuse, New York bank (See note 6 to the financial statements).

In January 1996, the Company made an agreement with Scana Development Corporation, landlord of the building leased at 111 Research Drive Columbia, South Carolina, to pay $6,250.00 per month of the $13,004.92 monthly accruing rent, as well as, $7,000 per month against $29,593.83 in accrued property taxes. The accrued rent of $169,446.83 has been in arrears since April 1995. The agreed upon reduced monthly payment is being applied to the arrearage. The Company will continue on this payment plan until it can make other arrangements with the lessor.

The Company was released from a factoring agreement with Cambridge Capital Management, Inc. of Boca Raton, Florida and entered into a new factoring agreement with Global Acceptance Corporation of Detroit, Michigan ("Global") pursuant to which Global has agreed to advance 75% less $100 of the Company's eligible accounts receivable. Global will receive a discount as to each receivable [ranging from 3.75% to 15% (subject to a $25 minimum)] depending upon the number of days that elapse between the date the receivable is factored and the date Global collects the receivable. The Company had no outstanding invoices factored with Global at March 31, 1996 and has no present plans to use factoring because of the costs involved.

In January 1996 the Company sold to Carolina Medical, Inc., 750,000 shares of Advanced Medical's authorized but unissued common stock for $150,000 cash. On March 29, 1996 BIOTEL International, Inc., a holding company that owns a majority interest in Carolina Medical's common stock purchased an additional 1,400,000 shares of Advanced Medical's common stock for $280,000. These transactions provided $430,000 of cash for working capital purposes.

                              (12)
Although the Company's auditors, BDO Seidman issued a "going concern opinion" for the audit period ending June 30, 1995, the Company believes that internally generated funds, existing borrowing resources, and recent capital investments by Carolina Medical and BIOTEL International, Inc. should provide sufficient working capital to meet immediate commitments. However, in order to improve its current cash flow position, the Company has undertaken internal initiatives including steps to improve gross margins, as well as, reduce operating expenses, inventory levels, accounts receivable, and fixed costs.

The Company does not currently have specific plans for major capital expenditures in fiscal 1996. Should needs arise, the Company may consider additional capital sources to obtain funding. There is no assurance any additional financing, if required, will be available on terms acceptable to the Company.









































                              (13)


                   PART II - OTHER INFORMATION


Item 2.   Change in Securities.


          Registrant has 4,000 shares of authorized Class A Preferred Stock, no par value, of which 2,113 shares are currently issued and outstanding. All such shares are owned and held by Nishimoto Sangyo Company, Ltd. ("Nishimoto"). The Class A Preferred Stock provides that a majority of the holders of such shares may require Registrant to redeem all or any portion of such shares at any time following the expiration or termination of that certain Distribution Agreement between Registrant and Nishimoto, dated September 8, 1992, as amended, or in the event of a change of control of Registrant of a nature which would be required to be reported in response to Item 6(e) of
          Schedule 14A of the Securities Exchange Act of 1934, as amended. Further, Registrant was required to redeem all outstanding shares of the Class A Preferred Stock on October 15, 2002.

          Pursuant to that certain First Amendment to Preferred Stock Purchase Agreement between Registrant and Nishimoto, effective as of March 31, 1996 (the "Amendment"), Nishimoto assigned to Registrant all rights of redemption, mandatory or otherwise, to which Nishimoto was entitled with respect to all or any part of the Class A Preferred Stock. The rights of redemption which were assigned included all demand redemption rights upon the expiration or termination of the Distribution Agreement or as of October 15, 2002.

          Nishimoto further agreed that any transaction which has or may result in a change of control of Registrant which is sufficient to entitle it to demand redemption rights were waived and are not applicable in the event Carolina Medical, Inc. or any of its affiliates, including Bio-Tel International, Inc., is the party or parties acquiring control of Registrant. In any other transaction involving a change of control sufficient to result in demand redemption rights to Nishimoto, if Nishimoto does not consent to any such change of control, Nishimoto will continue to enjoy demand redemption rights with respect to such transaction.

          Additionally, Registrant and Nishimoto modified the definition of "change of control" for this purpose. A "change of control" will constitute the occurrence of a change in the power to direct the voting rights of greater than fifty percent (50%) of each class of outstanding voting shares of capital stock of Registrant or the transfer of substantially of all


                              (14)


          Registrant's assets. These modifications were effected solely by contract between Nishimoto and Registrant, and have not been incorporated in Registrant's certificate of incorporation.

Item 3.   Defaults Upon Senior Securities.


     (a) The terms of the Class A Preferred Stock entitled the holder thereof to cash dividends at the rate of $50.00 per annum per share. Dividends on such shares are cumulative. Such dividends are payable annually in arrears. The dividends payable upon the Class A Preferred Stock for December 31, 1994 and December 31, 1995 were not paid to the holder of such shares. As of March 31, 1996, the total arrearage was $215,000. Pursuant to the Amendment with Nishimoto, Registrant satisfied the accrued, but unpaid, December 31, 1994 dividend by the issuance of 113 shares of Registrant's Class A Preferred Stock. Nishimoto released any and all claims and causes of action against Registrant with regard to such dividend.

          In satisfaction of the accrued, but unpaid, December 31, 1995 dividend, Registrant agreed to issue to Nishimoto 300,000 shares of Registrant's common stock. Such shares are to be issued not later than December 31, 1996. Registrant must amend its certificate of incorporation to increase the number of authorized shares of common stock in order to issue such shares to Nishimoto. If stockholder approval is not obtained by December 31, 1996, then the accrued December 31, 1995 dividend of $100,000, together with all interest accrued thereon through such date, will become immediately due and payable. Nishimoto waived and released any and all claims and causes of action against Registrant arising on account of the nonpayment of the December 31, 1995 dividend.

     (b) In January 1996, the Company made an agreement with Scana Development Corporation, landlord of the building leased at 111 Research Drive Columbia, South Carolina, to pay $6,250.00 per month of the $13,004.92 monthly accruing rent, as well as, $7,000 per month against $29,593.83 in accrued property taxes. The accrued rent of $169,446.83 has been in arrears since April 1995. The agreed upon reduced monthly payment is being applied to the arrearage. The Company will continue on this payment plan until it can make other arrangements with the lessor.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits - No exhibits were filed during the quarter for which this report is filed; however, since December
          31, 1995 two exhibits, (a) January 12, 1996 Agreements

                              (15)


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














































                              (16)


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







Dated: April 24, 1996

































                              (17)


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

Dated:  April 24, 1996







































                              (18)