Form 10KSB
period 1996-06-30
ADVANCED MEDICAL PRODUCTS INC
filed 1996-09-30
CIK 807732

ADVANCED MEDICAL PRODUCTS, INC.
                            111 Research Drive
                            Columbia, SC  29203

September 30, 1996

Securities and Exchange
Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10KSB.

Sincerely,

Advanced Medical Products, Inc.
Pat Mack
Controller































                            WASHINGTON, D.C. 20549
                                ---------------

                                  FORM 10-KSB

(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______ to ______

                          Commission File No. 0-16341

                           ADVANCED MEDICAL PRODUCTS INC.
                (Name of Small Business Issuer in its Charter)

              Delaware                                  16-1284228

  (State or other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)                Identification
No.)

      111 Research Drive, Columbia, South Carolina
 29203
       (Address of Principal Executive Offices)
(Zip Code)

                                 (803) 935-0906
                Issuer's Telephone Number, Including Area Code)

         Securities Registered Under Section 12(b) of the Exchange
Act

                                          Name of Each Exchange on
   Title of Each Class                          Which Registered


        None                                        None


         Securities Registered Under Section 12(g) of the Exchange
Act

                         Common Stock, $.01 par value
                               (Title of class)
by Section
13 or  15(d) of the Exchange Act during the past 12 months (or for such shorter
period that the Issuer was required to file such reports) and (2)
has been
subject to such filing requirements for the past 90 days.
Yes [ X ]     No [   ]

Check here if disclosure of delinquent filers in response to Item
405 of
Regulation S-B is not contained in this form, and no disclosure will be
contained, to the best of the Issuer's knowledge, in definitive proxy or
information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

The Issuer's total revenues for its most recent fiscal year were $4,232,428.00.

The aggregate market value, as of September 20, 1996, of voting stock held by non-affiliates was approximately $789,137.

The number of outstanding shares of common equity on September 20,
1996 was
4,812,496.                  .

Transitional Small Business Disclosure format (check one):
Yes [    ]    No [ X ]

Total pages = 84.                            Exhibit Index Appears
on Page 36.


                                     INDEX


            Item
Page

PART I      1.  Description of Business
 3

            2.  Description of Property
16

            3.  Legal Proceedings
17

            4.  Submission of Matters to a Vote of
                  Security Holders
18

PART II     5.  Market for Common Equity
                  and Related Stockholder Matters
18

            6.  Management's Discussion and Analysis
21

            7.  Financial Statements
25

            8.  Changes in and Disagreements with
                  Accountants on Accounting
                  and Financial Disclosure
25

PART III    9. Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act
25

            10. Executive Compensation
28

            11. Security Ownership of Certain Beneficial
                  Owners and Management
33

            12. Certain Relationships and Related
                  Transactions
34

PART IV     13. Exhibits, List and Reports on Form 8-K

      Advanced Medical Products Inc. (the "Registrant" or the "Company") develops, manufactures, assembles and markets medical diagnostic equipment and software primarily for use in physicians' offices. Holter monitors (24 hour electrocardiogram (ECG) monitors) and ambulatory blood pressure (ABP) instruments provided most of the Company's past sales, but a new portable ultrasound imager is expected to contribute substantially to future sales.

      The Company has demonstrated it's ability to develop, produce and market miniaturized electronic devices for medical applications that are generally smaller, lighter and take less power than similar products offered by competitors; it's mission is to provide to the medical profession leading edge hardware and software technology that will save physicians time, reduce cost of health care and improve patient outcomes. Most of the Company's revenues in the past have resulted from sales to office based family practice physicians, internists and cardiologists. Because of changes taking place in health care, the Company is redirecting much of it's marketing efforts towards managed care organizations, including Health Maintenance Organizations (HMO's), Group Purchasing Organizations (GPO's), Integrated Health Networks (IHN's) and hospitals where many of the purchasing decisions are now being made. In addition, much of the engineering development efforts are being directed toward enhancements and features such as personal computer (PC) interfaces, "Windows" based software and digital storage and electronic transfer of medical records (telemedicine) that make the Company's products more attractive to the markets available in the current health care environment. The Company intends that all future products will be PC based.

      The Registrant was incorporated under the laws of the State of
Delaware on September 3, 1986, and in June 1987, successfully concluded an initial public offering of its Common Stock, providing net proceeds to the Registrant of approximately $2,034,000. Effective September 13, 1989, the Registrant reverse split its outstanding Common Stock at the rate of 1:100, and recapitalized so as to authorize the issuance of a total of 5,000,000 shares of Common Stock, $.01 par value. All references to shares and per share data in this Annual Report give retroactive effect to such reverse split and recapitalization. During the 1994 fiscal year, the Company amended its Certificate of Incorporation so as to create a class of stock consisting of 4,000 shares of redeemable Class A Preferred Stock, and sold 2,000 of such shares, for $2,000,000, to Nishimoto Sangyo Company, Ltd., a distributor of the Company's products (see "Distributor/OEM Arrangements", and "Market for Common Equity and Related Stockholder Matters"). In 1996, Nishimoto assigned all rights of redemption on the preferred stock to the Company and purchased an additional 113 shares of preferred stock, and subscribed for 300,000 shares of common stock, paid in satisfaction of $215,000 in unpaid dividends and interest.
Carolina
Medical Inc. and BIOTEL International Inc. ("BIOTEL"), a holding company that owns a majority interest in Carolina Medical's stock, purchased from the Company a combined total of 2,150,000 shares, or 44.44%, of the Company's issued and outstanding common stock for $430,000.

      For the two fiscal years ended June 30, 1995 and June 30, 1996, the Registrant generated revenues of $4,232,428, and $4,684,664, respectively, and incurred net losses of $(1,040,418), and $(1,988,816), respectively. At the end of fiscal 1995 the Company had several items, primarily a net capital deficiency, that raised substantial doubt about its ability to continue as a going concern. However, with the 1996 equity investments of $430,000, the conversion of the $2,000,000 in redeemable preferred stock
(debt) into non-redeemable preferred stock (equity), the conversion of $215,000 in unpaid dividends into equity, the conversion of $160,000 in past due rent into long term liability (which was subsequently converted to equity in September 1996), the cancellation of certain future long term lease payment obligations and the implementation of operating cost reductions totaling more than $60,000 per month, the Company's financial position has been substantially improved. Stockholders equity improved by $1,357,106 from a deficit of ($914,527) at June 30, 1995 to a net positive equity of $442,579 at June 30, 1996.

PRODUCTS

      The Company's products include various solid state electronic medical diagnostic devices supported by several proprietary D.O.S. and "Windows" based software programs that run on personal computers. Current products consist of a family of ambulatory electrocardiogram ("ECG") monitors, a family of ambulatory blood pressure ("ABP") monitors, a peripheral vascular doppler system, a 12 lead interpretive ECG system and a hand-held, ultrasound imager. The Company's products are assembled at and shipped from the Company's corporate and production headquarters (see "Assembly and Shipping", below) and are marketed by the Company and by several private label distributors (see "Distributor/OEM", below). The Company markets its products through in-house marketing personnel, with extensive use of direct mail and telemarketing in conjunction with independent manufacturers representatives (see "Sales and Marketing", below). During fiscal 1996, a substantial portion of product revenues was derived from sales of ambulatory ECG monitors and blood pressure monitors and a unique combination unit that monitors both ECG and blood pressure.  The new MICROS QV
Ultrasound Imager and the Company's first marketable software product, the MICRO ANALYST I were both announced at a national sales meeting in early September and are expected to contribute substantially to 1997 revenues.

      Marketing of the Company's existing and proposed products are Drug Administration ("FDA"). In addition, the ability of the Company to successfully market its products is materially dependent upon the extent to which medical procedures utilizing the Company's products are reimbursable under insurance programs. While most procedures utilizing the Company's existing products are currently reimbursable, there is no assurance that current reimbursement policies will continue. Further, changes in the national health care system brought about by changes in governmental regulation, and in the insurance industry have had and will continue to have substantial affect on the Company and its operations. (See "Government Regulation" and "Insurance Reimbursement", below.)

Ambulatory ECG (Holter) Monitor

      An electrocardiogram ("ECG") is a primary source of diagnostic information for the physician as it has the capability to non-invasively (without puncture or incision of the skin or insertion of an instrument into the body) record and detect electrical events of the heart, including arrhythmias (disorders of the cardiac rhythm) and/or symptomatic or asymptomatic (without symptoms) ischemia (the interruption of blood supply and oxygen to the heart, caused by the blockage of coronary arteries). An ambulatory (a diagnostic technique where the patient is monitored while engaging in normal activities) ECG monitor consists of electrodes which are taped to the patient's chest and connected by cables to a monitor which records up to 24 hours of ECG information transmitted from the electrodes. The ECG monitor stores the information received, and, when connected to a computer and/or external printer, can be stored for future use, displayed on a viewing monitor and/or printed, or transmitted electronically to a remote site for interpretation by a specialist.

      The various ECG monitoring systems produced and marketed by the Company are designed to produce a concise printout of the recorded information. The Company currently offers a variety of models of ECG monitoring systems. Each system consists of a monitor, weighing approximately six ounces and powered by two "triple A" 1.5 volt batteries, a printer, which is a standard computer printer with certain modifications, computer software, connecting cables and, in certain models, a personal computer and laser printer (if desired by the customer).

      The Company's proprietary MICRO FD ECG Monitor has the ability to continuously record, and subsequently print out, up to 24 hours of ECG waveforms in a compressed format known as "full disclosure". In addition, this system prints full size, diagnostic quality ECG strips of clinically significant events, such as arrhythmias and ischemia.

      The Company's proprietary MICRO SI was introduced in 1988. The MICRO SI utilizes the same basic technology as the MICRO FD, and, in addition, by interfacing the monitor with a computer, the reporting and/or storage options, including comprehensive printout capabilities. Included is an option for high speed, superimposition scanning.

      The Company's proprietary "New Age" ambulatory ECG monitoring system introduced in 1992 is an advancement over the MICRO FD and MICRO SI systems due to its smaller size and lighter weight. The "New Age" system is used with a direct operator interface or by interfacing with a monitor and computer, using proprietary "New Age" software developed by the Company, which runs on the D.O.S. operating system. The Company has recently introduced a new software product called "MICRO ANALYST I" for use with the New Age which operates on a PC under the "Windows" or "Windows 95" operating systems.

      The Company has received FDA pre-marketing authorization to market its family of ambulatory ECG (Holter) monitoring systems. Procedures utilizing technology of the type incorporated in its family of ambulatory ECG systems are currently reimbursable under guidelines recommended by the Health Care Financing Administration ("HCFA"), and under most private third-party reimbursement programs. (See "Government Regulation", below.)


Ambulatory Blood Pressure Monitor

      The Company also markets a family of diagnostic devices incorporating an ambulatory blood pressure monitor (the "ABP Monitor"). The ABP Monitor records up to 24 hours of blood pressure data, including systolic, diastolic and mean arterial pressures and pulse rate in a solid state recorder. Management believes that the ABP Monitor is smaller, lighter and quieter than similar units available from other manufacturers, and is designed to be more comfortable for the patient. Results recorded by the ABP Monitor are capable of being printed out in a tabular format on a printer or displayed on a viewing monitor.

      The Company currently offers both a stand-alone ABP monitor and combined ECG Holter and ABP Monitor. The other system is a stand-alone ABP Monitor. The Company has received FDA pre-marketing clearance to market the ABP Monitor. The stand-alone blood pressure monitoring procedure is not generally reimbursable under many existing government-sponsored reimbursement programs; however, private, third-party insurers are increasingly approving reimbursement for the blood pressure procedure. Management believes that this trend is due to lower long-term costs to carriers when hypertension is diagnosed early. The ECG Holter procedure performed simultaneously with the blood pressure procedure, utilizing the Company's combined ECG Holter and ABP Monitor, is currently reimbursable under existing reimbursement guidelines recommended by HCFA. Due to current reimbursement guidelines, Management anticipates that domestic sales of ABP Monitors will continue to be predominantly for the combined ECG unique in the market as the Company believes it is currently the only manufacturer producing a combination system.

Peripheral Vascular Doppler Recorder

      For the past four years the Company has marketed a peripheral vascular doppler recorder system (the "ULTRA PVD") manufactured for the Company by another manufacturer. The ULTRA PVD is capable of assisting the physician in performing diagnostic tests to determine possible peripheral circulation problems (circulatory disorders generally occurring in the limbs, e.g., arms, legs, hands, fingers, feet, toes, etc.) in either the arterial or venous systems. The system supports examinations via doppler (a recording of changes in frequency), pneumoplethysmography (a recording of changes in air pressure), and photoplethysmography (a recording of changes in light intensity). The system provides the doctor with a hard copy printout of the results of the diagnostic procedure.

      Management believes that peripheral vascular doppler systems like the ULTRA PVD complement the Company's present line of diagnostic products and provides the office physician with a low cost means to add extended diagnostic capability to his practice. Procedures utilizing technology of the type incorporated in the ULTRA PVD are currently reimbursable under HCFA recommendations and under most private third-party reimbursement programs.
However, the Ultra PVD has become too expensive for the features that it offers and the Company is investigating developing, purchasing, or licensing other similar products that are P.C. based which offer greater capabilities, and can be sold with better profit margins.

Twelve Lead Electrocardiograph

      During fiscal 1993, the Company commenced marketing a twelve lead electrocardiograph (the "SPECTRA ECG") for use in the physicians' office. The SPECTRA ECG is designed to operate in conventional "12 lead" or "rhythm" modes, thus allowing the physician to perform in-office ECG analysis. To assist the physician in this analysis, the SPECTRA ECG performs an "interpretive" analysis. The SPECTRA ECG incorporates computer software that is proprietary to an unaffiliated third party. The Company has licensed the non-exclusive right to use such software in the SPECTRA ECG, and incurs annual license fees for such right.

The Company pays royalties based upon products actually sold, subject to minimum annual guaranteed royalties payable to the licensor.

      The Company has FDA pre-marketing authorization for the SPECTRA ECG. Procedures utilizing technology of the type incorporated in the Company's family of 12 lead ECG systems are currently reimbursable under guidelines recommended by HCFA and under most private third-party reimbursement programs.
successful at selling the SPECTRA ECG product against aggressively priced competitive products at prices and in sufficient quantity that would cover manufacturing, royalty and selling expenses. Therefore, the Company intends to phase out the SPECTRA ECG product and investigate alternative products that are P.C. based and may offer more capability for less cost. Reserves were booked in 1996 to cover the costs of such phase out. Effective April 1, 1996 the minimum annual guaranteed royalty was terminated by agreement with the Licensor.

Ultrasound Imager

      The Company has completed product development of the first model of a family of miniaturized, hand-held, ultrasound imager (the "MICROS QV" previously known as the "Ultra PCI"). Market introduction of this product at the American College of Emergency Physicians show in early September gave indicators of strong market interest. The MICROS QV displays real time, ultrasound images of internal organs on a small flat panel television screen (3" diagonal). The unit permits the physician to "freeze" any image on the television screen and store up to ten images internally in digital memory. The image may be reproduced to a hard copy through an accompanying printer or transmitted to a personal computer for storage on a hard disk or floppy disk for subsequent image storage, archiving, processing or for electronic transfer to a remote location for interpretation or "second opinion" by a specialist. The MICROS QV weighs approximately 33 ounces and its size is approximately 5"x2"x9". The unit is powered by a rechargeable battery pack that provides up to two hours of continuous scanning.

      Management believes that the MICROS QV is a unique product which provides two major advantages over other currently available ultrasound technology: first, the ease of use of a small unit, and; second, the lower cost of the device. Management is not aware of another hand held ultrasound imager currently available in the marketplace. Management believes that the market for the MICROS QV includes various hospital departments such as emergency departments and radiology and a wide range of physicians, including gynecologists, obstetricians, cardiologists, internists, family practitioners and general practitioners. In obstetric examinations the MICROS QV may be used to view fetal development; in abdominal and gastronomical investigations, to monitor internal organs; and in cardiology, to monitor the heart. In emergency room, ambulance of emergency helicopter situations, life saving answers may sometimes be found using the portable MICROS QV Ultrasound system for immediate abdominal or pelvic exams. Findings may include (but not limited to) pericardial effusion, left ventricle hypertrophy, ectopic pregnancy, ovarian cyst, fluid in the abdomen, abdominal aortic aneurysm, gall stones and kidney stones.

      The Company has received FDA pre-marketing authorization for the MICROS QV, and is currently in initial production. The Company has been field testing pre-production units in several clinical suggested through field testing, as well as other refinements. While Management believes that procedures utilizing the MICROS QV will be reimbursable on a basis equivalent to procedures utilizing other ultrasound imagers, there is no assurance that such reimbursement will continue at its present rate. (See "Government Regulation", below.)

      Other Products - The Company intends to identify, develop, license or purchase technology consistent with its objective of marketing medical diagnostic equipment and software for use in the physicians' office and for selective niche hospital applications. While Management is currently considering several technologies for development by the Company, no material contractual and/or capital commitments have yet been made with respect to any such technology.

INTERNATIONAL DISTRIBUTION/OEM ARRANGEMENTS

      The Company sells its products internationally through foreign distributors, some of whom resell the products under their own private label. In addition, the Company derives a portion of its revenues from domestic and international arrangements pursuant to which the Company manufactures products intended to conform to specifications provided by customers, for resale by such customers under their own respective product designations. In some cases, the Company grants the Distributor/OEM an exclusive geographic territory in which the Company agrees not to authorize any other Distributor/OEM to sell products bearing the product name and/or product configuration manufactured for any other Distributor/OEM. The Company intends to continue to pursue Distributor/OEM business on a purchase order basis, and is currently a party to written Distribution/OEM Agreements with customers including Nishimoto Sangyo Company, Ltd. ("Nishimoto"), Kontron Instruments Ltd., Multispiro, Inc. and Delmar Avionics.

      Pursuant to the Company's distributor agreement with Nishimoto, Nishimoto has agreed to purchase products from the Company for resale under its product name and design in Japan and Taiwan. In addition, at the time of execution of the initial Distribution/OEM Agreement, Nishimoto purchased $2,000,000 of the Company's redeemable Class A Preferred Stock. The Distribution/OEM Agreement which expired in October 1995 was extended to October 1996. The Company believes that the Distribution Agreement will be extended year to year. On March 31, 1996 the preferred stock agreement was renegotiated and Nishimoto all redemption rights to the Company. See "Market for Common Equity and Related Stockholder Matters", below.

      Nishimoto accounted for 13% of the Company's total revenues in fiscal 1996 and 11% in fiscal 1995; Kontron accounted for 16% in revenues in 1996 and 10% in 1995.

      Regulations applicable to the marketing of medical devices, including claims as to product capability and performance, are generally administered by the Federal Food and Drug Administration ("FDA"). In addition, policies concerning insurance reimbursement for procedures performed by physicians using the Company's products are influenced by determinations of the United States Health Care Financing Administration ("HCFA"). The Company has, from time to time, consulted with professional advisors experienced in FDA and HCFA matters, however no written legal or other opinions have been obtained from such advisors in connection with their consulting activities or the Company's FDA filings. The Company relies upon the expertise of Management in formulating Company policy affected by FDA and HCFA regulations and guidelines. Further, changes in national health care policy and other changes in governmental regulation, have affected and will continue to affect the Company and its operations.

FDA Review

      The proprietary non-invasive diagnostic medical products currently marketed and under development by the Company are subject to regulatory approvals by various government agencies. The FDA regulates diagnostic devices such as those sold and under development by the Company. If a diagnostic product is "substantially equivalent" to one or more pre-existing defined products or test procedures, the FDA may not conduct a detailed review. When there is no "substantial equivalent" to one or more pre-existing defined products or test procedures, however, the review process may be lengthy. While the Company does not believe that review of its diagnostic devices currently under development will be required, there can be no assurance that FDA clearance may not be required and if required will be obtained, or that the FDA will, in fact, determine that they are "substantially equivalent" devices, or that additional testing or modifications will not be necessary to obtain FDA clearance, all of which would result in additional expense to the Company and would delay marketing and sales of the products affected. The Company cannot proceed with sales of such products until it receives clearance notification from the FDA. In the event that the FDA requests additional information, there could be multiple cycles of submissions, each involving a 90 day waiting period, until clearance is obtained. If the FDA grants pre-marketing clearance of a product, its regulations will apply to manufacturing and marketing of the product, including product labeling. In the event that FDA clearance is not obtained for a product, the Company may be unable to market such product. FDA marketing clearance does not evidence any endorsement or product recommendation on its part.

      The Company has received FDA pre-marketing clearance for its family of Holter and ECG monitors, its ABP monitors, as well as for the ULTRA PVD and the MICROS QV ultrasound imagers.

      Suppliers of health care products and services are greatly affected by Medicare and other government reimbursement programs, which reimbursement rates Management believes generally parallel government reimbursement rates. Physicians are currently reimbursed specified amounts for diagnostic procedures performed with the Company's products. Reimbursement programs, including those applicable to Federal, State and private insurance carriers, are greatly influenced by determinations and rate recommendations made by HCFA. Regional Medicare and Medicaid administrators, as well as private carriers, often establish their reimbursement rates and policies, based upon HCFA recommendations.

      The ability of physicians to perform procedures that are reimbursable under insurance programs has a significant impact upon the ability of the Company to successfully market its products. In the event that HCFA reclassifies procedures and/or recommends new or different reimbursement rates, or should other regulatory changes make it uneconomic to perform diagnostic tests in a physician's office, the Company's business could be adversely affected.

      Procedures utilizing the Company's existing family of ambulatory ECG monitors, 12 lead ECG systems, ULTRA PVD and MICROS QV are reimbursable under existing reimbursement codes recommended by HCFA. However, there is no assurance that procedures utilizing such products will continue to be reimbursable or that reimbursement will continue at current rates. Management believes that blood pressure diagnostic procedures are currently reimbursable under insurance guidelines in certain regions and that procedures utilizing the ABP Monitor are reimbursable by some private carriers. Management expects that such reimbursement will increasingly be approved by private carriers as the long-term cost saving benefits of early diagnosis of hypertension are shown.

Changes in Legislation

      The current political and social climate in the United States includes the pursuit of health care reforms designed to provide health care benefits to all Americans. However, the Republican controlled Congress and the Democratic President have been unable to agree upon the direction that health care reform should take. Management believes that the original version of the "American Health Security Act" proposed by President Clinton, if enacted, would have had a favorable impact upon the Company's operations because the proposed health care reforms address the need for primary care physicians to undertake responsibility for diagnostic testing in their office practices. An emphasis of the health care proposal was on preventative care, i.e., early diagnostic testing and early intervention and treatment, rather than high cost, critical care at a later date.

      While management continues to believe that health care reform impracticable to predict the precise direction and nature that health care reform may take. The extent of governmental regulation in the medical diagnostic area which might arise from future legislative or administrative action, and the consequences thereof to the Company, cannot accurately be predicted at this time.

SALES AND MARKETING

      The Company markets its products through an in-house network consisting of marketing persons, regional sales managers and territorial sales managers. Marketing personnel utilize on-going direct mail campaigns and selected trade shows to create awareness and generate leads for its sales force, and to qualify leads for further marketing efforts. Territorial sales managers and regional sales managers then follow-up leads and pursue sales. Sales personnel are compensated primarily on a commission basis (and, in certain cases, by salary plus commission). The Company also markets its products in the U.S. through independent manufacturers' representatives.

      The Company has focused its marketing efforts toward office-based, primary care physicians, and has found that, due to their large number, direct mail is an efficient tool to create awareness and generate interest in the Company's products. The Company has also diversified lead generation through promotional campaigns in nationally circulated magazines and journals directed towards physicians.

      The Company sells its products internationally through foreign distributors. Currently the Company has distribution agreements with Nishimoto Sangyo Company Ltd for distribution in Japan and Tiawan and with Kontron Instruments for distribution throughout Europe.

RESEARCH AND DEVELOPMENT

      The Company currently conducts research and development activities in order to enhance existing and develop proposed products. For the two fiscal years ended June 30, 1996 and June
30, 1995, the Company incurred research and development expenditures of approximately $363,000, and $451,000, respectively.

Research and development expenses during the most recent fiscal year were incurred in connection with development of the MICROS QV and the "New Age" ECG system, and the MICRO ANALYST I software product.

      The Company intends to rely upon trade secret protection and confidentiality agreements, as well as restrictions on disclosure of information contained in design documentation, to safeguard its proprietary product designs and technology. Nevertheless, competitors may be able to learn certain of the Company's trade Should the Company be unable to safeguard its trade secrets, it could materially impact on the Company's business. (See "Patents and Trademarks", below.)

ASSEMBLY AND SHIPPING

      The Company's ECG monitors, its ABP Monitors and MICROS QV Ultrasound products consist of solid state electronic components and circuit boards, electrical cables and computer software programs. Some components are standard items, while others will be manufactured to the Company's specifications. The components are generally available from multiple sources and the Company does not believe it will be dependent upon specific suppliers as the sole source of components for its existing and proposed products. The Company currently has no binding arrangements with any subcontractors. Molded plastic parts for the various products manufactured by the Company are subcontracted for manufacture to the Company's specifications by unaffiliated parties using tooling owned by the Company. Component parts are assembled at and systems are shipped from the Company's facilities.

      The ULTRA PVD has been manufactured to the Company's specifications pursuant to an agreement with an unaffiliated manufacturer of vascular testing equipment (the "Manufacturer").

      The MICROS QV consists of six modules - a transducer, display, interface electronics, housing, battery pack and battery charger. The interface electronics and housing are designed to the Company's specifications and are subcontracted for manufacture. The Company has arranged with a subcontractor for the manufacture of such components, and is currently seeking alternate sources of these components so that the Company will not be dependent upon one subcontracting manufacturer. The transducer and display are standard items and may be obtained from a number of suppliers.

      Operations at the Company's facilities include assembly, quality control testing of components and circuit boards that comprise the Company's existing and proposed products, servicing, and shipping. The Company performs test and inspection procedures in order to minimize errors and enhance operating reliability. The Company believes that its procedures are consistent with regulations established by the FDA with respect to manufacturing practices for medical devices. The FDA periodically reviews the Company's facilities and procedures.

      There is a risk that the Company may have to repair or replace products which it markets or reimburse persons for products in use that prove to be defective, and the Company books warranty reserve to cover an estimate of these expenses. In addition, the Company could be subject to claims for personal injuries or property damage resulting from the use of its products. To date, Management is not Company does not currently maintain product liability insurance, and a successful product liability claim could have a materially adverse impact on the Company's financial condition.

BACKLOG

      As of June 30, 1996 and 1995, the Company did not have significant backlog of orders. Generally, the Company builds product to forecast and ships from stock and does not have a significant backlog.

COMPETITION

      The Company's current and proposed products face competition from a variety of professionally accepted and recognized diagnostic systems. Competition is based on product characteristics (including reliability and performance efficiency), price, warranty terms and service. Numerous companies produce medical electronic equipment, many of which have substantially greater financial resources and personnel than the Company. The Company also competes with commercial services which provide ambulatory ECG and ABP monitoring, peripheral vascular testing and ultrasound imaging services to individual physicians, physicians' group practices and hospitals.

      The Company believes that its principal competitors in the office ambulatory ECG market are Rozin, Burdick, Biosensor and Q-Med, Inc.; and in the ambulatory blood pressure market are Spacelabs, Inc., and Welch Allyn. Competitors in the peripheral doppler market include IMEX, Inc. and New Med, Inc. The Company believes there is currently limited competition in the portable ultrasound market as Management knows of no hand held ultrasound imager currently being produced or manufactured; however, larger, less portable ultrasound imagers are currently being marketed for use in hospitals, labs, clinics and in the physicians' office. The efficacy of the Company's products has not been verified by independent sources.

PATENTS AND TRADEMARKS

      Management does not believe that the technology incorporated into its ECG monitors, ABP Monitors and other current products, or to be incorporated in the Company's proposed products, is amenable to patent protection because such technology is not new, but rather represents innovative uses for existing technology. The Company intends to rely upon trade secret protection and confidentiality agreements, as well as restrictions on disclosure of information contained in design documentation, to safeguard its proprietary product designs and technology. Nevertheless, competitors may "reverse engineer" the Company's products and thereby learn certain of the Company's trade secrets or copy its product designs or develop similar products. Should the Company be unable to safeguard its trade secrets, it could materially impact on the law ownership and unpatented proprietary processes to protect its trade secrets, there is no assurance that others will not independently develop such processes or independently develop substantially similar processes and even obtain patents thereon. (See "Research and Development", above.)

      The Company claims common law trademark ownership of the identifying names of its products (e.g., MICRO SI, ULTRA PVD, SPECTRA ECG, MICROS QV, MICRO ANALYST I, etc.), and evidences such ownership claims through the use of symbol "TM". The Company intends to claim trademark ownership with respect to identifying names of proposed products, as and when such proposed products are shipped or sold. The Company has not sought and does not currently intend to seek formal Federal trademark registration for its product names. Such common law trademark ownership provides trademark protection only in jurisdictions in which the trademark is actually used and, therefore, it is possible that third parties may claim trademark ownership in the Company's marks in jurisdictions where the Company is not actually using the trademark. While Management believes that Federal registration is not required in order to obtain trademark protection, such registration would provide certain protection in addition to those afforded by the use of the symbol "TM" (e.g., the right to sue in Federal court for trademark infringement; constructive notice of a claim of ownership, which eliminates a good faith defense for a party adopting the trademark subsequent to the date of registration; and prima facie evidence of the validity of the registration, Registrant's ownership of the mark and of Registrant's exclusive right to use the mark in commerce in connection with the goods specified in the registration certificate). In the event a third party were to successfully challenge any trademarks used by the Company, significant expense in adopting new trademarks could be incurred.



EMPLOYEES

      The Company currently employs 32 full-time persons consisting of its Chief Executive Officer, its 3 Vice Presidents, a sales and marketing staff of 11, a manufacturing staff of 8 persons, 2 service persons and 1 quality control person, a product development engineering staff of 3, and 3 administrative persons. The Company is not a party to any collective bargaining agreement and believes it enjoys harmonious employee relations.


Item 2.     Description of Property

      The Company is a party to a lease agreement (the "Lease") with
South Carolina Real Estate Development Company, Inc. (the "Landlord"), pursuant to which the Company leases approximately 20,800 square feet situated thereon. The land and building (the "Premises") are located at the Carolina Research Park, in Columbia, South Carolina. The Lease was originally for a term of fifteen years, which commenced on or about January 20, 1993. In January 1996, the Company made an agreement with the Landlord to pay $6,250.00 per month of the $13,004.92 monthly accruing rent, as well as, $7,000 per month against $29,593.83 in accrued property taxes. The accrued rent of $169,446.83 has been in arrears since April 1995. The agreed upon reduced monthly payment is being applied to the arrearage. On September 20, 1996, the Company terminated it's lease effective October 31, 1996 and satisfied all past due amounts with the issuance of 160 shares of $1,000 per share face value Class A Preferred Stock. The Class A Preferred Stock carries an annual dividend of five percent (5%) payable in January of each year. The lease was terminated with no further obligations on future periods of the lease.

      The Company is a party to a new lease agreement (the "Lease") with T & L A Partnership (the "Landlord"), pursuant to which the Company has leased a 10,080 square foot building located at 6 Woodcross Drive, Columbia, South Carolina 29212. This Lease is for a term of five years, which commences on November 1, 1996. The Lease provides for the Company's payment of rent in the amount of $6,720 per month for year one, $7,056 per month for year two, $7,392 per month for year three, $7,728 per month for year four, and $8,064 per month for year five of the Lease term. The Company is required to maintain the property at its expense, and to pay the costs of electricity, lights, water, sewer, heat, janitor service and all other utility services consumed in connection with the
Company's tenancy.      The Company will have the option of
renewing
the lease for an additional five (5) years at the prevailing rate in effect at the end of the initial five year lease period, with all terms and conditions of the original lease applicable throughout the second or optional five years. The Company also has an eighteen (18) month purchase option with the right to buy the property or assign this option to an affiliated party.


Item 3.     Legal Proceedings

      There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject, nor is the Company aware of any material proceedings to which any officer, director or affiliate of the Registrant or beneficial owner of more than 5% of Registrant's outstanding securities, or any associate of any such persons, is a party adverse to the Registrant or has a material interest adverse to the Registrant, except as follows:

      The Company is a third party defendant in a lawsuit commenced on or about July 28, 1993 under the caption Joseph W. Grefer v. Paul Anderson, individually, and d/b/a Crossroads Commons (New York commenced by a former employee of the Company against the landlord of the Company's prior Liverpool, New York facilities. The action involves injuries allegedly sustained by the plaintiff as a result of falling on a walkway on which ice and snow had accumulated. The defendant has cross-claimed that any injury sustained by the plaintiff resulted from the Company's negligence. The plaintiff is seeking $720,000 from the defendant. The Company has notified its insurance carrier of the commencement of the third party claim and believes it has meritorious defenses thereto. The parties are in the process of discovery.

      The Company is a defendant in a lawsuit commenced on August 12, 1994 in Court of Common Pleas, State of South Carolina, under the caption Keshlear Associates, Inc. v. Advanced Medical Products Inc. The plaintiff is seeking to recover an employment fee allegedly due in an amount of less than $10,000. However, one of plaintiff's claims seeks $132,840 in damages, plus attorneys fees and has asserted a right to treble damages under a provision of South Carolina law authorizing such damages upon a finding of a willful failure to pay an employment fee. The Company is vigorously defending this litigation, is advised by litigation counsel that the plaintiff's motion for summary judgment was denied, and the parties are awaiting trial of this matter.

      The Company is a defendant in a lawsuit commenced on March
14,
1996 in the Court of Common Pleas, State of South Carolina, under the caption Shannon M. Groff vs. Advanced Medical Products Inc. This civil action is filed on an alleged wrongful employment termination and breach of an employment agreement complaint. The plaintiff is seeking to recover approximately $75,000 in damages. The Company intends to vigorously defend this litigation. Discovery is currently being conducted and trial is not expected for another six months. Shannon M. Groff is the daughter of Clarence P. Groff, a shareholder and past Chief Executive Officer and director of the Company.

      On or about February 16, 1993, the United States Securities and Exchange Commission ("SEC") commenced a private investigation of the Company's accounting and recordkeeping practices to determine if violations of Federal securities laws have occurred. In 1995 the SEC notified the Company that they intended to pursue allegations that the Company filed with the SEC financial reports that did not follow Generally Accepted Accounting Principles (GAAP) in a number of instances for periods from 1988 to 1992. On September 5, 1996, the Securities and Exchange Commission accepted an offer of settlement dated January 26, 1996 (see footnote 10 to the Financial Statements).


Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                    PART II


Item 5.     Market for Common Equity and Related Stockholder
Matters

      The Registrant's Common Stock, $.01 par value, is traded in the over-the-counter market and, through February 1, 1995 was quoted on the NASDAQ automated quotation system under the symbol "ADVA". The Company's Common Stock was delisted from NASDAQ trading commencing February 2, 1995, due to the Company's inability to meet NASDAQ capital and surplus requirements.

      Set forth below is the range of high and low bid information for the Registrant's Common Stock for the two preceding fiscal years. Quotations through February 1, 1995 are reported by NASDAQ and reflect closing bid prices. Quotations subsequent to February 1, 1995 are reported from the Pink Sheets and reflect daily bid prices. These quotations represent prices between dealers, do not reflect retail mark-up, mark-down or commissions, and may not represent actual market transactions.


                                                High Bid
Low Bid

      Third Calendar Quarter, 1994              15/16
 5/8

      Fourth Calendar Quarter, 1994                1
 1/2

      First Calendar Quarter, 1995                3/4
 1/16

      Second Calendar Quarter, 1995              5/16
 1/16

      Third Calendar Quarter, 1995              7/16
3/16

      Fourth Calendar Quarter, 1995        1/2            3/16

      First Calendar Quarter, 1996              7/16
1/4

      Second Calendar Quarter, 1996              1/2
1/4

record holders of the Registrant's outstanding Common Stock.

      The Registrant has never paid any cash dividends on its Common
Stock and does not anticipate paying cash dividends on its common stock in the foreseeable future, but rather intends to retain earnings, if any, for future growth and expansion opportunities. Payment of cash dividends in the future will be dependent upon the Registrant's earnings, financial condition, capital requirements and other factors determined to be relevant by the Board of Directors.

      Registrant has 4,000 shares of authorized Class A Preferred Stock, no par value, of which 2,273 shares are currently issued and outstanding. Nishimoto Sangyo Company, Ltd. ("Nishimoto") owns 2,113 shares, and 160 shares are owned by SCANA Corporation. The Class A Preferred Stock provided that a majority of the holders of such shares may require Registrant to redeem all or any portion of such shares at any time following the expiration or termination of that certain Distribution Agreement between Registrant and Nishimoto, dated September 8, 1992, as amended, or in the event of a change of control of Registrant of a nature which would be required to be reported in response to Item 6(e) of Schedule 14A of the Securities Exchange Act of 1934, as amended. Further, Registrant was required to redeem all outstanding shares of the Class A Preferred Stock on October 15, 2002.

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

      Nishimoto further agreed that any transaction which has or may result in a change of control of Registrant which is sufficient to entitle it to demand redemption rights were waived and are not applicable in the event Carolina Medical, Inc. or any of its affiliates, including BIOTEL International, Inc., is the party or parties acquiring control of Registrant. In any other transaction involving a change of control sufficient to result in demand redemption rights to Nishimoto, if Nishimoto does not consent to any such change of control, Nishimoto will continue to enjoy demand redemption rights with respect to such transaction.

      Additionally, Registrant and Nishimoto modified the definition of "change of control" for this purpose. A "change of control" the voting rights of greater than fifty percent (50%) of each class of outstanding voting shares of capital stock of Registrant or the transfer of substantially all of Registrant's assets. These modifications were effected solely by contract between Nishimoto and Registrant, and have not been incorporated in Registrant's certificate of incorporation.

      The terms of the Class A Preferred Stock entitled the holder thereof to cash dividends at the rate of $50.00 per annum per share. Dividends on such shares are cumulative. Such dividends are payable annually in arrears. The dividends payable upon the Class A Preferred Stock for December 31, 1994 and December 31, 1995 were not paid to the holder of such shares. As of March 31, 1996, the total arrearage was $215,000. Pursuant to the Amendment with Nishimoto, Registrant satisfied the accrued, but unpaid, December 31, 1994 dividend and interest thereon by the issuance of an additional 113 shares of no par preferred stock as an offset to $113,000 of their accrued dividend and accumulated interest. The balance of $102,000 of their accrued dividend and interest due December 31, 1995 was converted into 300,000 shares of $0.01 par common stock at $0.34 per share as of March 31, 1996 to be issued by December 31, 1996. Registrant must amend its certificate of incorporation to increase the number of authorized shares of common stock in order to issue 300,000 shares to Nishimoto. If stockholder approval is not obtained by December 31, 1996, and the shares are not issued, then the accrued December 31, 1995 dividend of $100,000, together with all interest accrued thereon through such date, will become immediately due and payable. Nishimoto waived and released any and all claims and causes of action against Registrant arising on account of the nonpayment of the December 31, 1995 dividend.

      On January 12, 1996 Carolina Medical, Inc., a privately held medical device manufacturing company located in King, North Carolina, purchased 750,000 shares of Advanced Medical Products, Inc.'s authorized but unissued common stock for $150,000. BIOTEL International, Inc., a holding company that owns a majority interest in Carolina Medical's stock, purchased an additional 1,400,000 shares of Advanced Medical's common stock on March 29, 1996 for $280,000. As a result of these stock purchases, BIOTEL International beneficially owns an aggregate of 2,150,000 shares, or 44.43%, of the Company's common stock.

Item 6.     Management's Discussion and Analysis

      This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.


RESULTS OF OPERATIONS

      Net sales decreased 10% to $4,232,428 in fiscal 1996 from $4,684,664 in fiscal 1995 following a 29% decline in sales from 1994 to 1995, and a 7% decrease from 1993 to 1994. These decreases were primarily the result of unsettled market conditions in the medical device market, and in the health care industry in general, caused by governmental and insurance company driven health care reform. Many of the Company's customers, primarily office based physicians, have sold their practices to hospitals or managed care groups, or have seen their incomes capped, which caused them to delay investing in capital equipment to enhance their practices.

      Gross margin decreased from 45% in fiscal 1995 to 42% in fiscal 1996, due to the write-offs and reserves totalling $406,000 for obsolete and discontinued inventory. Without these write-offs and reserves, the 1996 gross margin would have improved to 51%.

      Selling, general and administrative expense included wages and salaries of approximately $748,043 in fiscal 1996 (including the severance package of $85,040 for the previous President), and $762,000 in fiscal 1995 with the fiscal 1996 decrease being attributed primarily to the January 1996 layoffs. The Company is currently under a hiring and wage freeze in order to control payroll expenses. Selling and marketing costs related to sales and distribution of the Company's products decreased to $1,157,206 in fiscal 1996 compared to $2,206,789 in fiscal 1995. The fiscal 1996 decrease occurred primarily in the second half of the year due to layoffs of sales personnel, commission restructuring and other cost cutting measures, and more cost efficient lead generation programs.

The overall decrease in selling, general and administrative from $3,561,249 in fiscal 1995 to $2,651,628 in fiscal 1996 is primarily due to January layoffs and continued efforts to reduce and control costs.

      The net loss for fiscal 1996 was $(1,040,418), compared to $(1,988,816) for fiscal 1995. Management attributes $800,000 of the 1996 loss to the write-off of and reserves against manufacturing inventory of $406,000, write-offs of $115,332 of previously capitalized engineering prototype inventory, $194,933 of bad debts from prior periods, and the severance package of $85,040 for the Company's previous President. These expenses are not expected to recur in future operations. The remaining loss of $240,000 was the result of disproportionate operating expenses during the first half of the fiscal year which were substantially reduced during the third and fourth quarters. The Company generated $43,000 in profit from operations, prior to write-offs and reserves, during the fourth quarter of fiscal 1996.

      Accounts receivable decreased from $643,153 in June 30, 1995 to $547,441 at June 30, 1996. The decrease resulted from decreased revenues and efforts to expedite collections.$749,770 at June 30, 1996. The decrease resulted from efforts to reduce purchases and from write-offs of certain obsolete inventory and reserves for discontinued product lines.

      Other current assets decreased from $256,678 in fiscal 1995 to
$117,095 in fiscal 1996. The decrease is primarily due to the expensing of an uncollectible note receivable and the elimination of lease deposits as a result of debt restructuring.

      Accrued wages and commissions increased from $93,287 in fiscal
1995 to $121,014 in fiscal 1996. The increase results from a change to semi-monthly from bi-weekly payroll.

      Research and development costs for fiscal 1996 were approximately $363,000 compared to approximately $451,000 in fiscal 1995. The fiscal 1996 expenses include $115,000 resulting from write-offs of prototype inventory charged to engineering development. The decrease is due to the reassignment of certain engineering personnel.

Fiscal 1995 Compared to Fiscal 1994

      The Company's net sales decreased 29% to $4,684,664 in fiscal 1995 from $6,567,573 in fiscal 1994. This decrease was primarily a function of decreased domestic sales due to continued uncertainty
in the marketplace resulting from proposed healthcare reforms.   As
proposed healthcare reform lost momentum during the latter part of fiscal 1995, domestic sales began to increase; however, these increases did not enable the Company to recover the substantial revenues lost in the earlier part of the year. Sales to the Company's original equipment manufacture customers remained approximately constant at $2,333,069 in fiscal 1995 compared to $2,485,310 in fiscal 1994.

      The Company's gross profit margin decreased from 56% in fiscal
1994 to 45% in fiscal 1995. This reduction is primarily attributed to losses in efficiency resulting from reduced production volume.

      Selling, general and administrative expenses in fiscal 1995 and fiscal 1994 consisted primarily of salaries and wages
(approximately $762,000 in 1995 and $755,000 in 1994, with the 1995 increase being primarily attributable to the annual officers' contractual salary increases), selling and marketing costs relating to sales and distribution of the Company's products (approximately $2,206,789 in fiscal 1995 compared to $2,481,198 in fiscal 1994), and expenses incurred as a result of re-valued assets
(approximately $1,105,521 in fiscal 1995 compared with approximately $277,622 in fiscal 1994, with the 1995 increase being attributed to adjustments in accounts receivable, inventory and other current assets).$(371,607) for fiscal 1994. Management attributes this loss to significantly reduced revenue in the fiscal year.

      Accounts receivable decreased from $2,008,001 in fiscal 1994 to $643,153 in fiscal 1995. This decrease results from decreased revenues, efforts to expedite collections and the write-off of older receivables deemed uncollectible.

      Inventory decreased from $1,496,615 in fiscal 1994 to $1,208,358 in fiscal 1995, as efforts to reduce inventory and increase inventory turn over began to take effect, and certain obsolete inventory was written off.

      Other current assets decreased from $329,751 in 1994 to $256,678 in the current year, as a result of adjustments in re-valuing certain assets, including past employee loans.

      Accrued wages and commissions decreased from $127,157 in fiscal 1994 to $93,287. This decrease is a result of decreased sales and correspondingly decreased commissions.

      Research and development costs for fiscal 1995 were approximately $451,000, compared with approximately $718,000 in fiscal 1994. This decrease reflects a general decrease in development activities.

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities used $309,453 of cash during fiscal 1996 compared with $81,558 used during fiscal 1995. In fiscal 1996, $90,459 was used for capital expenditures compared with $50,818 in fiscal 1995.

      Cash decreased from $32,111 at June 30, 1995 to $14,631 as of the end of fiscal 1996.

      On March 12, 1996 the Company restructured eight operating leases and it's short term note with Onbank of Syracuse, New York into one long term note. The principal portion at June 30, 1996 was $74,964. As part of the agreement, $83,096 in delinquent lease payments and $8,754 past due interest on the short-term note were forgiven and recorded on the Company's income statement as an extraordinary item. The agreement further stipulates that should the Company be 10 days delinquent with payment the forgiven interest of $8,754 will become payable.

     Note Payable -Onbank
     Term: 4 years            $33,248  secured by furniture,
     Interest: 11%                     fixtures & equipment
     Payment: $2,000/mo*      $41,716  unsecured
     Beginning: 4/1/96

      During fiscal 1996 the Company was released from a factoring