Form 10KSB/A
period 1996-06-30
ADVANCED MEDICAL PRODUCTS INC
filed 1996-10-21
CIK 807732

to the termination of employment agreements, outstanding options granted to Messrs. Groff and Brown have also expired unexercised.

Compensation Committee

      During the fiscal year ended June 30, 1996, the Company initiated a Compensation Committee of outside directors. Mr. Ankney is Chairman and Mr. Heiden is a member. The Compensation Committee sets up and administers the Company's salary, cash bonus, stock and other compensation plans for the Company's officers. Additionally, the Compensation Committee administers the Company's Employee Stock Purchase Plan and other stock benefit plans for officers and employees.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of September 20, 1996 certain information concerning beneficial ownership of the Company's Common Stock by
(i) each person known to the Company to own 5% or more of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.

                                Amount and Nature              Percent of
Name and Address           of Beneficial Ownership (1)          Class (2)

BIOTEL International              2,150,000 (3)                   44.67%
111 Research Drive
Columbia, SC  29203

Ronald G. Moyer                   2,150,000 (3),(5)               44.67%
111 Research Drive
Columbia, SC 29203

Carolina Medical Inc.               750,000 (5)                  15.58%
157 Industrial Drive
King, NC 27021

C. Roger Jones                      750,000 (5)                   15.58%
111 Research Drive
Columbia, SC 29203

Clarence P. Groff                   616,666 (4)                  12.81%
231 N. Woodlake Dr.
Columbia, SC 29223

Steven Berkowitz, M.D.              264,200 (6)                5.49%
22 Malke Drive
Wayside, NJ 07712

George L. Down                      196,766 (7)                    4.08%
111 Research Dr.
Columbia, SC 29203

James H. Brown                      162,058 (8)                    3.36%
111 Research Dr.
Columbia, SC 29203

Officers and Directors as         2,632,248 (5),(7),(8),(9)       54.69%
 a Group (of 4 persons)



(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.

(2) Does not give effect to the issuance of up to 115,000 shares in the event of exercise of outstanding qualified and non-qualified stock options (except to the extent Securities and Exchange
Commission rules require the table to give effect to the issuance of such shares).

(3) Ronald G. Moyer as Chairman and controlling shareholder of BIOTEL International Inc., a holding company, may be deemed to be beneficial owner of the shares by virtue of his control over the voting power of those shares.

(4)  Shares solely owned by Clarence P. Groff.

(5) Ronald G. Moyer as Chairman and controlling shareholder of Carolina Medical may be deemed to be beneficial owner of shares owned by both Carolina Medical and BIOTEL by virtue of his control over the voting power of those shares. Also, C. Roger Jones as President and Director of Carolina Medical, may be deemed to be beneficial owner of the shares owned by Carolina Medical Inc. by virtue of the control over the voting power of those shares. (See "Description of Business".

(6)  Shares solely owned by Dr. Berkowitz.

(7) Includes (i) 14,976 shares owned of record by the Helen L. Down Trust (Helen Down is the mother of Mr. Down), for which Mr. Down serves as trustee and (ii) 19,576 shares owned of record by members of Mr. Down's family, which shares are subject to voting proxies held by Mr. Down.

(8) Includes 1,000 shares issuable in the event of exercise of currently exercisable stock options. Also includes (i) 2,342 shares owned of record by the spouse of Mr. Brown and (ii) 11,900 shares owned of record by Mr. Brown's sister-in-law, which shares are subject to a voting proxy held by Mr. Brown.

(9) Includes 52,924 shares beneficially owned by the Secretary of the Company and 70,500 shares issuable in the event of exercise of currently exercisable stock options granted to such officer.


Item 12.  Certain Relationships and Related Transactions

      Effective September 13, 1989, the Company reverse split its outstanding Common Stock at the rate of 1:100 and amended its Certificate of Incorporation so as to (i) reduce the number of shares of Common Stock the Company is authorized to issue from 500,000,000 to 5,000,000 and (ii) increase the par value of each such share from $.0001 to $.01. All references to shares and per share date in this Report give retroactive effect to such reverse split and recapitalization. In October 1992, the Company amended its Certificate of Incorporation so as to authorize 4,000 shares of redeemable Class A Preferred Stock.

      Pursuant to a Voting Trust Agreement, Clarence P. Groff was granted the right to vote 357,200 shares of the Company's Common Stock owned by Dr. Steven Berkowitz (a parent and promoter of the Company) or his transferees, until the earlier of (i) October 24, 1996 or (ii) Mr. Groff's sale of all of his shares in the Company. During the 1993 fiscal year, 7,500 shares issued to the Company's Secretary were made subject to the provisions of the Voting Trust Agreement. The Voting Trust was terminated on September 27, 1996.

      During the fiscal year ended July 2, 1993, the Company loaned an aggregate of $127,545 to the following executive officers and/or directors of the Company: Clarence P. Groff (as to $45,641); James
H. Brown (as to $48,104); and Deborah Riente (as to $33,800).
These loans were extended in order to assist the named officers to purchase homes, due to the Company's relocation to South Carolina. The respective loans are payable, without interest, upon closing of the sale of the officer's New York residence. The loans to Mr. Brown and Ms. Riente were repaid, in full, during fiscal 1993. During fiscal 1994, the Company loaned Mr. Groff an additional $20,114. The outstanding balance of the loan to Mr. Groff was $65,755 as of the end of fiscal 1994. The loan to Mr. Groff was satisfied during fiscal 1995.

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

The Balance on this obligation as of June 30, 1996 was $56,795.