Form 10QSB
period 1996-09-30
ADVANCED MEDICAL PRODUCTS INC
filed 1996-11-06
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

(mark one)
  X       Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1996

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission file number 0-16341

                       ADVANCED MEDICAL PRODUCTS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                       16-1284228
(State or Other Jurisdiction              (I.R.S. Employer
of Incorporation or Organization)         Identification No.)

  6 WOODCROSS DRIVE, COLUMBIA, SOUTH CAROLINA            21212
(Address of Principal Executive Offices)               (Zip Code)

               (803) 407-3044
         (Issuer's Telephone Number, Including Area Code)

  111 RESEARCH DRIVE, COLUMBIA, SOUTH CAROLINA       29203
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,812,495 shares
at November 6, 1996       .












                                    (1)
                      PART 1 - FINANCIAL INFORMATION
                       Item 1 - Financial Statements

                      ADVANCED MEDICAL PRODUCTS, INC.
                               BALANCE SHEET

                                        SEPT. 30, 1996      JUNE 30, 1996
                                          (unaudited)         (audited)

                                  ASSETS

CURRENT ASSETS:
Cash                                    $   66,163          $   14,631
Accounts Receivable (net of allowance
for doubtful accounts of $17,699 and
$42,046 respectively)                      437,838             547,441
Refundable Income Taxes                     82,854              82,854
Inventory (Note 2)                         872,216             749,770
Other Current Assets (Note 3)               51,092              34,241
     Total Current Assets                1,510,163           1,428,937
Furniture and Equipment, Net               335,221             345,993
Product Software Costs, Net                 78,682              77,225
Other Assets - Deposits                      1,792               1,792
          Total Assets                  $1,925,858          $1,853,947
                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Loan From Shareholder (Note 5)          $  150,000          $      -0-
Accounts Payable                           537,483             561,753
Current Portion Long-Term Debt (Note 6)     30,065              35,637
Accrued Wages and Commissions              106,534             121,014
Obligation - C. Groff (Note 5)              26,213              56,795
Other Current Liabilities (Note 4)         315,727             334,062
     Total Current Liabilities           1,166,022           1,109,261
Dividends Payable                           77,000              51,000
Long-Term Liabilities:
Long-Term Debt, Net of Current
  Portion (Note 6)                          87,069             251,107
          Total Liabilities              1,330,091           1,411,368
Stockholders' Equity:
Class A Preferred Stock, no par value;
  authorized 4,000 shares; issued and
  outstanding 2,273 shares (Note 7)      2,185,410           2,026,247
Common Stock, $0.01 par value;
  authorized 5,000,000 shares,
  4,812,496 shares issued and
  outstanding at September 30,
  1996 and 4,837,875 at June
  30, 1996                             48,125              48,379
Subscription Common Stock (Note 7)         102,000             102,000
Additional Paid In Capital               2,330,990           2,356,729
Accumulated Deficit                     (4,070,758)         (4,090,776)
          Total Stockholders' Equity       595,767             442,579
          Total Liabilities and
          Stockholders' Equity          $1,925,858          $1,853,947
                                         =========           =========
The accompanying notes are an integral part of these financial statements.
                                    (2)

                      ADVANCED MEDICAL PRODUCTS, INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                             THREE MONTHS ENDED
                                        SEPT. 30, 1996      SEPT. 29, 1995
                                          (unaudited)         (unaudited)
Net Sales                               $  793,689          $1,312,879
Cost of Sales                              301,314             623,855
     Gross Profit                          492,375             689,024

Selling, General and Administrative        413,477             567,266
Research and Development                    55,153              66,429
Interest Expenses                            3,727               1,872
     Income Before Income Taxes             20,018              53,457
Provision For Income Taxes                     -0-                 -0-
     Net Income                             20,018              53,457

Accumulated Deficit - Beginning of
  Period                                (4,090,776)         (  914,527)
Accretion of Redeemable Preferred
  Stock                                        -0-          (    3,241)
Accumulated Deficit - End of Period    $(4,070,758)        $(  864,311)
                                         =========           =========

Net Income (Loss) Applicable to Common
  Shares                               $(    5,982)        $    25,216
                                         =========           =========
Earnings Per Share Data:
     Net Income (Loss)                 $(     0.00)        $      0.01
                                         =========           =========
Weighted Average Number of Common
  Shares Outstanding                     4,812,496           2,667,325


























The accompanying notes are an integral part of these financial statements.
                                    (3)
                      ADVANCED MEDICAL PRODUCTS, INC.
                          STATEMENT OF CASH FLOWS
                                             THREE MONTHS ENDED
                                        SEPT. 30, 1996      SEPT. 29, 1995
                                          (unaudited)         (unaudited)
Cash Flows from Operating Activities:
Net Income                              $   20,018          $    53,457
Adjustments To Reconcile Net Income
  To Net Cash Provided (Used) By
  Operating Activities:
     Depreciation and Amortization          28,925               24,969
     Provision for Doubtful Accounts     (  24,347)           (  24,505)
     Change in Assets and Liabilities:
          Accounts Receivable              133,956            (  26,062)
          Inventory                      ( 122,446)             134,903
          Other Assets                   (  16,851)           (  72,190)
          Accounts Payable               (  24,270)           (  55,562)
          Other Current Liabilities      (  63,397)           (  18,485)
Total Adjustments                        (  88,430)           (  36,932)

Net Cash Provided (Used) By Operating
  Activities                             (  68,412)              16,525

Cash Flows Used By Investing Activities:
  Capital Expenditures                   (  11,769)           (  22,867)
  Capitalization of Software Costs       (   7,840)           (   7,500)
Net Cash Used by Investing Activities    (  19,609)           (  30,367)

Cash Flows Provided (Used) By Financing
  Activities:
  Proceeds From Loan From Shareholder      150,000                  -0-
  Payments on Long-Term Debt             (  10,447)           (  14,796)
Net Cash Provided (Used) By Financing
  Activities                               139,553            (  14,796)
Net Increase (Decrease) In Cash             51,532            (  28,638)
Cash, Beginning Of Period                   14,631               32,411

Cash, End Of Period                     $   66,163          $     3,773
                                          ========             ========
Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
          Interest                      $    3,727          $     1,872
          Income Taxes                         -0-                  -0-














The accompanying notes are an integral part of these financial statements.
                                    (4)
                      ADVANCED MEDICAL PRODUCTS, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for fiscal year 1997. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

2.   Inventory
     Inventory consisted of:
                                        SEPT. 30, 1996      JUNE 30, 1996
                                          (unaudited)         (audited)
     Raw Materials and Work In Process  $  506,089          $  453,849
     Finished Goods                        366,127             295,921
                                        $  872,216          $  749,770
                                         =========           =========
3.   Other Current Assets
     Prepaid Expenses                   $   38,304
     Deposits - Current                     12,788
                                        $   51,092
                                         =========
4.   Other Current Liabilities
     Accrued Royalties                  $   48,097
     Accrued Vacation Pay                   20,153
     Deferred Service Contract Revenue     141,783
     Warranty Reserve                       31,041
     Accrued Sales Tax Liability            74,653
                                        $  315,727
                                         =========

5.   Related Party Transactions
     On January 12, 1996, Clarence P. Groff, the Company's former largest stockholder resigned.At that time Mr. Groff entered into a termination agreement with the Company whereby he agreed to waive his rights and terminate a prior employment agreement and the Company agreed to pay Mr. Groff a severance package.

     The Balance on this obligation as of September 30, 1996 was $26,213.

     Also as part of the agreement, the Company agreed to indemnify Mr. Groff for actions as an officer, director, employee, and agent of the Company to the fullest extent permitted under the General Corporation Law of Delaware.

     In Consideration of the above, Mr. Groff agreed to a Confidentiality and Non-Disclosure; Non-Compete; No Recruiting Covenant.


                                    (5)
5.   Related Party Transactions Continued
     Carolina Medical, a stockholder of the Company entered into a Licensing Agreement to utilize, for a fee the technology embodied in the Company's Micros QV portable hand-held ultrasound product line for other applications that will not be directly competitive with the Company's current applications. Royalties will be paid to the Company by Carolina Medical on any future sales of Carolina Medical's products utilizing the Micros QV technology.

     Effective July 1, 1996, the Company entered into a 90 day loan agreement with BIOTEL International, the Company's majority shareholder, under which the Company borrowed $150,000 at 12 percent annual rate of interest. This note, originally set to mature September 30, 1996 was extended to December 31, 1996.

6.   Long-Term Debt
     On March 2, 1996, the Company restructured eight operating leases and its short-term note with Onbank of Syracuse, New York into one long-term note. The note will be repaid in 48 monthly installments of $2,000, accrued interest at 11 percent, and is secured by furniture, fixtures, and equipment. The balance as of September 30, 1996 was $70,089.

     On June 1, 1996, the Company restructured five operating leases with Syracuse Supply Company of Syracuse, New York into one short-term note. The note will be repaid in 12 monthly installments of $913, accrued interest at 11 percent and is secured by equipment, furniture and fixtures. The balance as of September 30, 1996 was $6,065.

7.   Capital Stock Transactions
     On August 29, 1996, the Company was released from a fifteen year lease with SCANA, the Company's landlord. SCANA received 160 shares of the Company's Class A Preferred Stock as payment in full of the delinquent lease payments of approximately $160,000.

     Nishimoto Sangyo, one of the Company's preferred stockholder, entered into an agreement to convert $102,000 of their accrued dividend and interest into 300,000 shares of common stock at $0.34 per share as of March 31, 1996 to be issued by December 31, 1996. If the shares are not issued by December 31, 1996, the Company is obligated to repay in full the $100,000 dividend that remains unpaid and interest thereon at 10 percent.

8.   Subsequent Events
     On October 21, 1996, the Company entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia. Under this agreement the Company may borrow 80 percent of eligible accounts receivable (as defined in the agreement) and 30 percent of eligible inventory (as defined in the agreement) up to a total loan balance of $750,000 at an annual percentage rate of Prime plus 2% as defined by NationsBank of Georgia, N.A. and monthly fees as a percentage of the balance outstanding as follows: .75% of the average daily balance for the first 60 days, .50% for the next 60 days, and .375% thereafter. This sliding fee scale is contingent upon certain performances as defined in the agreement.




                                    (6)
9.   Earnings Per Share
     Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of outstanding options since it was not significant.






















































                                    (7)
ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Net sales of $793,689 for the three months ended September 30,1996 represent a 40% decrease from sales of $1,312,879 in the comparable quarter in 1995. This decrease is due principally to lower sales to existing OEM/ International customers, as well as, the delay in the completion of Windows based software. Current efforts to expand the OEM/International sales are in process and the Windows based software has been released. It is expected that these will result in increased future sales.

The Company's gross profit margin increased from 58% of net sales in the comparable quarter of fiscal 1996 to 62% of net sales for the three months ended September 30, 1996. This increase is a result of a change to a standard cost system and efforts to reduce cost of sales.

Selling, general and administrative expenses of $413,477 for the three months ended September 30, 1996 were 52% of net sales for the period compared to expenses of $567,266 or 43% of net sales for the same period last year. Even though these expenses are a higher percentage of net sales over the comparable quarter, actual expenses were 27% less than they were in the first quarter of fiscal 1995. This is due to lower commissions and efforts to cut and control costs company wide.

Research and development costs during the first quarter of fiscal 1997 decreased 17% from last year. This is a result of efforts to decrease expenses company wide.

Net income for the quarter ended September 30, 1996 was $20,018 down from $53,457 for the same period last year. The net income for the first quarter of fiscal 1997 is primarily a result of the increase in gross margin and decrease in operating expenses. The decrease in net income compared to the first quarter last year was primarily due to the substantially lower OEM/International sales.

During the first three months of fiscal 1997, accounts receivable decreased from $547,441 to $437,838. Inventory increased from $749,770 to $872,216, primarily due to materials purchased for the new Micros QV product line.

LIQUIDITY AND CAPITAL RESERVES

Operating activities used $68,412 of cash during the quarter ended September 30, 1996 compared with $16,525 provided during the quarter eended September 30, 1995. In the first quarter of fiscal 1997, $19,609 was used for capital expenditures, compared to $30,367 for the same period last year.

On March 12, 1996 the Company restructured 8 of it's operating leases, as well as, a long-term unsecured note with a Syracuse, New York bank into one long-term note. On June 1, 1996 the Company restructured 5 of it's operating leases with a Syracuse, New York leasing company into a twelve month note (See Note 6 to the financial statements). The past due lease payments on these two notes totaling approximately $100,500 were forgiven and recorded in the Company's audited June 30, 1996 financial statements as an extraordinary item in accordance with generally accepted accounting principals.



                                    (8)
On July 1, 1996, BIOTEL International, a shareholder of the Company provided the Company with a short-term credit facility of $150,000 (See
Note 5 to the financial statements).

On August 29,1996, the Company was released from a fifteen year lease, as of October 31, 1996, with SCANA, the Company's landlord. The annual lease payments on the Company's principal place of business under this lease were $156,100 and were scheduled to escalate over the remaining term of the lease representing a future long-term lease liability of $1,676,272.
SCANA received 160 shares of the Company's Class A Preferred Stock (See
Note 7 to the financial statements) as payment in full of the delinquent lease payments of approximately $160,000. At that same time the Company entered into a five-year lease agreement including an option to purchase with T & L A Partnership to commence November 1, 1996. The annual lease payments total approximately $89,000 (an annual savings of approximately $67,000) and represent a future long-term liability of approximately $355,000.

Subsequent to quarter end, the Company was released from a factoring agreement with Global Acceptance Corporation of Ann Arbor, Michigan and entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia (See Note 8 to the financial statements).

The Company believes that internally generated funds and existing borrowing resources should provide sufficient working capital to meet present commitments. However, in order to improve its cash flow position, the Company has undertaken steps internally to improve gross margins and fixed costs.

The Company currently does not have specific plans for major capital expenditures in fiscal 1997. Should needs arise, the Company may consider additional capital sources to obtain funding.



























                                    (9)
                        PART II - OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter for which this report is filed.



















































                                   (10)
                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ADVANCED MEDICAL PRODUCTS, INC.
                                        (REGISTRANT)

                                   BY:S/     RONALD G. MOYER
                                             RONALD G. MOYER
                                             PRESIDENT


DATED:  NOVEMBER 6, 1996












































                                   (11)
                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ADVANCED MEDICAL PRODUCTS, INC.
                                        (REGISTRANT)

                                   BY:
                                             RONALD G. MOYER
                                             PRESIDENT


DATED:  NOVEMBER 6, 1996











































                                   (12)