Form 10QSB
period 1996-12-31
ADVANCED MEDICAL PRODUCTS INC
filed 1997-02-13
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

(mark one)
  X       Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended DECEMBER 31, 1996

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission file number 0-16341

                       ADVANCED MEDICAL PRODUCTS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                       16-1284228
(State or Other Jurisdiction              (I.R.S. Employer
of Incorporation or Organization)         Identification No.)

  6 WOODCROSS DRIVE, COLUMBIA, SOUTH CAROLINA            29212
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

YES   X    NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,112,495 at January 31, 1997.










                                    (1)

                      PART 1 - FINANCIAL INFORMATION
                       Item 1 - Financial Statements

                      ADVANCED MEDICAL PRODUCTS, INC.
                               BALANCE SHEET

                                        DEC. 31, 1996       JUNE 30, 1996
                                          (unaudited)         (audited)
                                  ASSETS
CURRENT ASSETS:
Cash                                    $   19,204          $   14,631
Accounts Receivable (net of allowance
for doubtful accounts of $21,421 and
$42,046 respectively)                      520,578             547,441
Refundable Income Taxes                     23,914              82,854
Inventory (Note 2)                         751,669             749,770
Other Current Assets (Note 3)               50,317              34,241
     Total Current Assets                1,365,682           1,428,937
Furniture and Equipment, Net               344,693             345,993
Product Software Costs, Net                 89,318              77,225
Other Assets - Deposits                      6,272               1,792
          Total Assets                  $1,805,965          $1,853,947
                                         =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Credit Line Payable (Note 6)            $  304,877          $      -0-
Loan From Shareholder (Note 5)             101,500                 -0-
Accounts Payable                           546,811             561,753
Current Portion Long-Term Debt (Note 6)     27,927              35,637
Accrued Wages and Commissions              103,433             121,014
Obligation - C. Groff (Note 5)                 -0-              56,795
Other Current Liabilities (Note 4)         287,805             334,062
     Total Current Liabilities           1,372,353           1,109,261
Dividends Payable                            2,650              51,000
Long-Term Liabilities:
Long-Term Debt, Net of Current
  Portion (Note 6)                          72,574             251,107
          Total Liabilities              1,447,577           1,411,368
Stockholders' Equity:
Class A Preferred Stock, no par value;
  authorized 4,000 shares; issued and
  outstanding 2,273 shares (Note 7)      2,185,410           2,026,247
Common Stock, $0.01 par value;
  authorized 7,000,000 shares,
  5,112,495 shares issued and
  outstanding at December 31,
  1996 and authorized 5,000,000 shares,
  4,837,875 issued and outstanding at
  June 30, 1996                             51,125              48,379
Subscription Common Stock (Note 7)             -0-             102,000
Subscription Preferred Stock (Note 7)      104,000                 -0-
Additional Paid In Capital               2,400,340           2,356,729
Accumulated Deficit                     (4,382,487)         (4,090,776)
          Total Stockholders' Equity       358,388             442,579
          Total Liabilities and
          Stockholders' Equity          $1,805,965          $1,853,947
                                         =========           =========
The accompanying notes are an integral part of these financial statements.
                                    (2)

                      ADVANCED MEDICAL PRODUCTS, INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                             THREE MONTHS ENDED
                                        DEC. 31, 1996       DEC. 31, 1995
                                          (unaudited)         (unaudited)
Net Sales                               $  715,155          $1,072,857
Cost of Sales                              457,022             650,991
     Gross Profit                          258,133             421,866

Selling, General and Administrative        493,378             757,335
Research and Development                    64,340             115,415
Interest Expenses                           12,144               1,685
     Loss Before Income Taxes            ( 311,729)          ( 452,569)
Provision For Income Taxes                     -0-                 -0-
     Net Loss                            ( 311,729)          ( 452,569)

Accumulated Deficit - Beginning of
  Period                                (4,070,758)         (2,990,419)
Accretion of Redeemable Preferred
  Stock                                        -0-          (    3,241)
Accumulated Deficit - End of Period    $(4,382,487)        $(3,446,229)
                                         =========           =========

Net Income (Loss) Applicable to Common
  Shares                               $(  340,142)        $(  480,810)
                                         =========           =========
Earnings Per Share Data:
     Net Income (Loss)                 $(     0.07)        $ (    0.18)
                                         =========           =========
Weighted Average Number of Common
  Shares Outstanding                     4,815,756           2,673,225
























The accompanying notes are an integral part of these financial statements.
                                    (3)

                      ADVANCED MEDICAL PRODUCTS, INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                             SIX MONTHS ENDED
                                        DEC. 31, 1996       DEC. 31, 1995
                                          (unaudited)         (unaudited)

Net Sales                              $ 1,508,844         $ 2,385,736
Cost of Sales                              758,336           1,274,846

     Gross Profit                          750,508           1,110,890

Selling, General and Administrative        906,855           1,324,601
Research and Development                   119,493             181,844
Interest Expenses                           15,871               3,557

     Loss Before Income Taxes           (  291,711)         (  399,112)

Provision for Income Taxes                     -0-                 -0-

     Net Loss                           (  291,711)         (  399,112)

Accumulated Deficit-Beginning of Period (4,090,776)         (3,040,635)
Accretion of Redeemable Preferred Stock        -0-          (    6,482)
Accumulated Deficit-End of Period      $(4,382,487)        $(3,446,229)
                                         =========           =========

Net Loss Applicable to Common Shares   $(  346,536)        $(  455,594)
                                         =========           =========
Earnings Per Common Share Data:

     Net Loss                          $(      .07)        $(      .17)
                                         =========           =========
Weighted Average Number of Common
  Shares Outstanding                     4,814,126           2,673,225





















The accompanying notes are an integral part of these financial statements.
                                    (4)


                      ADVANCED MEDICAL PRODUCTS, INC.
                          STATEMENT OF CASH FLOWS
                                             SIX MONTHS ENDED
                                        DEC. 31, 1996        DEC. 31, 1995
                                          (unaudited)         (unaudited)
Cash Flows from Operating Activities:
Net Loss                                $( 291,711)         $(  399,112)
Adjustments To Reconcile Net Income
  To Net Cash Used By Operating Activities:
     Loss on Disposal of Fixed Assets        7,813                  -0-
     Depreciation and Amortization          58,748               48,648
     Bad Debt Expense                       12,000                  394
     Provision for Doubtful Accounts     (  20,625)           (   9,753)
     Change in Assets and Liabilities:
          Accounts Receivable               47,488            (  35,659)
          Inventory                      (   1,899)             179,451
          Refundable Income Taxes           58,940                  -0-
          Other Current Assets           (  16,076)                 -0-
          Other Assets                   (   4,480)              24,689
          Accounts Payable               (  14,942)           (  26,197)
          Other Current Liabilities      ( 120,633)             176,573
Total Adjustments                            6,334              358,146

Net Cash Used By Operating Activities    ( 285,377)           (  40,966)

Cash Flows Used By Investing Activities:
  Capital Expenditures                   (  54,161)           (  36,268)
  Proceeds from Sale of Equipment            1,500                  -0-
  Capitalization of Software Costs       (  24,860)           (     -0-)
Net Cash Used by Investing Activities    (  77,521)           (  36,268)

Cash Flows Provided (Used) By Financing
  Activities:
  Proceeds From Loan From Shareholder      150,000                  -0-
  Proceeds from Credit Line              1,026,973                  -0-
  Payments on Short-Term Debt            ( 790,132)                 -0-
  Payments on Long-Term Debt             (  19,370)           (  19,780)
Net Cash Provided (Used) By Financing
  Activities                               367,471            (  19,780)
Net Increase (Decrease) In Cash              4,573            (  97,014)
Cash, Beginning Of Period                   14,631               32,411

Cash, End Of Period                     $   19,204          $ (  64,903)
                                          ========             ========
Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
          Interest                      $   15,871          $     3,557
          Income Taxes                         -0-                  -0-






The accompanying notes are an integral part of these financial statements.
                                    (5)

                      ADVANCED MEDICAL PRODUCTS, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for fiscal year 1997. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

2.   Inventory
     Inventory consisted of:
                                        DEC. 31, 1996       JUNE 30, 1996
                                          (unaudited)         (audited)
     Raw Materials and Work In Process  $  399,858          $  453,849
     Finished Goods                        351,811             295,921
                                        $  751,669          $  749,770
                                         =========           =========
3.   Other Current Assets
     Prepaid Expenses                   $   45,355
     Deposits - Current                      4,962
                                        $   50,317
                                         =========
4.   Other Current Liabilities
     Accrued Royalties                  $   42,798
     Obligation - Keshler                    7,500
     Accrued Vacation Pay                   23,205
     Deferred Service Contract Revenue     134,762
     Warranty Reserve                       23,249
     Accrued Sales Tax Liability            56,291
                                        $  287,805
                                         =========

5.   Related Party Transactions
     On January 12, 1996, Clarence P. Groff, the Company's former largest stockholder resigned. At that time Mr. Groff entered into a termination agreement with the Company whereby he agreed to waive his rights and terminate a prior employment agreement and the Company agreed to pay Mr. Groff a severance package. This obligation paid in full as of December 31, 1996.

     Also as part of the agreement, the Company agreed to indemnify Mr. Groff for actions as an officer, director, employee, and agent of the Company to the fullest extent permitted under the General Corporation Law of Delaware.

     In Consideration of the above, Mr. Groff agreed to a Confidentiality and Non-Disclosure; Non-Compete; No Recruiting Covenant.

                                    (6)
5.   Related Party Transactions Continued
     Carolina Medical, a stockholder of the Company entered into a Licensing Agreement to utilize, for a fee the technology embodied in the Company's Micros QV portable hand-held ultrasound product line for other applications that will not be directly competitive with the Company's current applications. Royalties will be paid to the Company by Carolina Medical on any future sales of Carolina Medical's products utilizing the Micros QV technology.

     Effective July 1, 1996, the Company entered into a 90 day loan agreement with BIOTEL International, the Company's largest shareholder, under which the Company borrowed $150,000 at 12 percent annual rate of interest. This note was originally set to mature September 30, 1996. The Company repaid $50,000 against this note on December 31, 1996 and $100,000 was converted into a long-term note due to mature December 31, 1997. The balance on this note as of December 31, 1996, including interest due, was $101,500.

6.   Notes Payable
     On March 2, 1996, the Company restructured eight operating leases and its short-term note with Onbank of Syracuse, New York into one long-term note. The note will be repaid in 48 monthly installments of $2,000, accrues interest at 11 percent, and is secured by furniture, fixtures, and equipment. The balance as of December 31, 1996 was $63,214.

     On June 1, 1996, the Company restructured five operating leases with Syracuse Supply Company of Syracuse, New York into one short-term note. The note will be repaid in 12 monthly installments of $913, accrues interest at 11 percent and is secured by equipment, furniture and fixtures. The balance as of December 31, 1996 was $3,927.

     On October 21, 1996, the Company entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia. Under this agreement the Company may borrow 80 percent of eligible accounts receivable (as defined in the agreement) and 30 percent of eligible inventory (as defined in the agreement) up to a total loan balance of $750,000 at an annual percentage rate of Prime plus 2% as defined by NationsBank of Georgia, N.A. and monthly fees as a percentage of the balance outstanding as follows: .75% of the average daily balance for the first 60 days, .50% for the next 60 days, and .375% thereafter. This sliding fee scale is contingent upon certain performances as defined in the agreement. The balance on this credit line at December 31, 1996 was $304,877.

7.   Capital Stock Transactions
     On August 29, 1996, the Company was released from a fifteen year lease with SCANA, the Company's landlord. SCANA received 160 shares of the Company's Class A Preferred Stock as payment in full of the delinquent lease payments of approximately $160,000.








                                    (7)

7.   Capital Stock Transactions Continued
     Nishimoto Sangyo, one of the Company's preferred stockholders, entered into an agreement to convert $102,000 of their accrued dividend and interest into 300,000 shares of common stock at $0.34 per share as of March 31, 1996 which were issued December 31, 1996. They also entered into an agreement to convert $104,000 of their December 31, 1996 preferred stock dividend into 104 shares of $1,000 face value preferred stock. This amount has been reflected in the financial statements as a preferred stock subscription as the shares were not issued at December 31, 1996.

8.   Earnings Per Share
     Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of outstanding options since it was not significant.









































                                    (8)

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Net sales of $1,508,844 for the six months ended December 31, 1996 represent a 37% decrease from sales of $2,385,736 in the comparable six month period of fiscal 1996. Net sales of $715,155 for the quarter ended December 31, 1996 represent a 33% decrease from sales of $1,072,857 for the quarter ended December 31, 1995. This decrease resulted from lower sales to existing OEM/ International customers, particularly Nishimoto Sangyo, due principally to the delay in the completion of Windows based software. Current efforts to expand the OEM/International sales are in process and the first marketable version of the Windows based software has been released. It is expected that these will result in increased future sales.

The Company's gross profit margin increased to 50% of net sales for the six month period ended December 31, 1996 from 46% of net sales in the comparable six months ended December 31, 1995. This increase is due to efforts to reduce sales discounts and manufacturing costs. The gross profit margin decreased from 39% of net sales in the second quarter of fiscal 1996 to 36% of net sales in the second quarter of fiscal 1997. The apparent decrease in the gross profit margin from the first quarter of fiscal 1997 to the second quarter of fiscal 1997 was due to adjustments made in the second quarter for unabsorbed overhead under the new standard cost system.

Selling, general and administrative expenses of $906,855 for the six months ended December 31, 1996 were 60% of net sales for the period compared to expenses of $1,324,601 or 55% of net sales for the same period last year. These expenses decreased from 71% of net sales in the second quarter of fiscal 1996 to 69% of net sales in the second quarter of fiscal 1997.
These expenses were still a high percentage of net sales, but actual expenses were reduced by 31% and 34% from what they were in the first six months and second quarter of fiscal 1996 respectively. This is due to lower commissions and efforts to cut and control fixed costs company wide. The fiscal 1997 figure also includes $39,362 in write-offs of obsolete sales demonstration equipment inventory and $21,379 in uncapitalizable moving expenses incurred to move the business to substantially lower cost facilities. Not including these one time costs, the comparable selling, general and administrative expenses would have been 36% and 43% less than in the first six months and second quarter of fiscal 1996 respectively.

Research and development costs during the first six months of fiscal 1997 decreased 34% from last year. During the second quarter these costs decreased 56% from the comparable period last year. This is a result of efforts to decrease expenses company wide and was able to be done because of the current stage of completion of the development of the Company's Micros QV product.

Net loss for the six months ended December 31, 1996 was $(291,711) compared to $(399,112) for the same period last year. For the quarter ended December 31, 1996 the net loss decreased to $(311,729) from $(452,569) in the second quarter ended December 31, 1995. The net loss for the first six months and second quarter of fiscal 1997 primarily resulted from high fixed selling, general and administrative expenses for the lower level of sales achieved, much lower international sales (which have very low selling expense and are therefore more profitable than domestic sales), the

                                    (9)


differences in gross profit margin as explained above, write-offs of obsolete inventory, and expenses incurred in November 1996 to relocate the company to a new lower cost facility. The decrease in net loss compared to the first six months and second quarter of last year despite lower sales levels was primarily the result of lower expenses company wide.

During the first six months of fiscal 1997, accounts receivable decreased slightly from $547,441 to $520,578. Total inventory remained about the same at $751,669; Inventory write-offs and reductions in Holter monitor inventory were offset by a buildup in inventory of nearly $125,000 for the new Micros QV product.

LIQUIDITY AND CAPITAL RESERVES

Operating activities used $285,377 of cash during the six months ended December 31, 1996 compared with $40,966 used during the six months ended December 31, 1995. The increase is due primarily to efforts to decrease accounts payable, and marketing and inventory costs for the Company's Micros QV hand-held portable ultrasound unit. In the first six months of fiscal 1997, $77,521 was used for capital expenditures, compared to $36,268 for the same period last year. This increase is primarily due to leasehold improvements of the Company's new facility and capitalized software costs for the Company's Windows based software.

On March 12, 1996 the Company restructured eight of it's operating leases, as well as, a long-term unsecured note with a Syracuse, New York bank into one long-term note. On June 1, 1996 the Company restructured five of it's operating leases with a Syracuse, New York leasing company into a twelve month note (See Note 6 to the financial statements). The past due lease payments on these two notes totaling approximately $100,500 were forgiven and recorded in the Company's audited June 30, 1996 financial statements as an extraordinary item in accordance with generally accepted accounting principals.

On July 1, 1996, BIOTEL International, a shareholder of the Company provided the Company with a credit facility of up to $150,000 (See Note 5 to the financial statements).

As of October 31, 1996, the Company was released from a fifteen year lease, with SCANA, that represented a future long-term lease liability of $1,676,272. The annual lease payments on the Company's principal place of business under this lease were $156,100 and were scheduled to escalate over the remaining term of the lease. SCANA received 160 shares of the Company's Class A Preferred Stock (See Note 7 to the financial statements) as payment in full of the delinquent lease payments of approximately $160,000. The Company entered into a five-year lease agreement including an option to purchase with T & L A Partnership which commenced November 1, 1996. These annual lease payments total approximately $89,000 (an annual savings of approximately $67,000) and represent a future long-term lease liability of approximately $355,000, down from $1,676,272.

During the first six months of fiscal 1997, the Company was released from a factoring agreement with Global Acceptance Corporation of Ann Arbor, Michigan and entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia (See Note 6 to the financial statements).

                                   (10)


Subsequent to December 31, 1996, the Company has further downsized resulting in an approximate annual savings in salaries, wages and benefits of $336,000. Management believes that these cuts will bring costs in line with revenues. Now that Phase I of "Windows" software has been released, and the Micros Q.V. product is available for sale, the Company expects to see some recovery from the declined in sales, both domestically and internationally. Higher sales, particularly more profitable international sales, coupled with lower fixed costs should enable the Company to operate profitably.

The Company believes that internally generated funds and existing credit facilities may not provide sufficient working capital to meet present and future commitments. In order to improve its cash flow position, the Company has undertaken steps internally to further improve gross margins and reduce fixed costs. In addition, the Company is actively seeking additional financing through a private placement sale of its securities.

The Company currently does not have specific plans for major capital expenditures in fiscal 1997. Should needs arise, the Company may consider additional capital sources to obtain funding.






































                                   (11)

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


DATED:  JANUARY 31, 1997










































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

                                   ADVANCED MEDICAL PRODUCTS, INC.
                                        (REGISTRANT)

                                   BY:
                                             RONALD G. MOYER
                                             PRESIDENT


DATED:  JANUARY 31, 1997











































                                   (14)