Form 10QSB
period 1997-03-31
ADVANCED MEDICAL PRODUCTS INC
filed 1997-05-08
CIK 807732

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

                   (803) 407-3044
              Issuer's Telephone Number, Including Area Code




(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,112,495 shares at May 6, 1997.

                                    (1)

                      ADVANCED MEDICAL PRODUCTS INC.
                               BALANCE SHEET
                                        Mar. 31, 1997     June 30, 1996
                                            (unaudited)       (audited)
                                  ASSETS
Current Assets:
Cash                                        $   59,340      $   14,631
Accounts receivable
   (net of allowance for doubtful
   accounts of $62,737 and
   $42,046 respectively)                       403,546         547,441
Refundable income taxes                          9,914          82,854
Inventory (Note 2)                             730,995         749,770
Other current assets (Note 3)                   42,817          34,241
   Total current assets                      1,246,612       1,428,937
Furniture and equipment, net                   319,320         345,993
Product software costs, net                     97,143          77,225
Other Assets - Deposits                          8,512           1,792
   Total Assets                             $1,671,587      $1,853,947
                                            ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Credit Line Payable (Note 6)                 $ 229,354      $      -0-
Current Portion Long-Term Debt (Note 6)         24,000          35,637
Accounts payable                               628,195         561,753
Accrued wages and commissions                  125,530         121,014
Obligation - C. Groff (Note 5)                     -0-          56,795
Loan From Shareholder (Note 5)                 103,000             -0-
Other current liabilities (Note 4)             227,359         334,062
   Total current liabilities                 1,337,438       1,109,261
Dividends Payable                               32,147          51,000
Long-Term Liabilities
Long-term debt, net of current (Note 6)         53,333         251,107
  Total long-term liabilities                   53,333         251,107
   Total liabilities                         1,422,918       1,411,368
Stockholders' equity:
Class A preferred stock, no par value; authorized
  4,000 shares; issued & outstanding 2,000
  shares at June 30, 1996 and 2,377 shares
  at March 31, 1997 (Note 7)                 2,289,410       2,026,247
Common stock, $.01 par value; authorized
  7,000,000 shares, 5,112,495 shares issued
  & outstanding at March 31, 1997 & authorized
  5,000,000 shares, 4,837,875 issued &
  outstanding at June 30, 1996(note 7)          51,125          48,379
Subscription common stock (Note 7)                 -0-         102,000
Additional paid in capital                   2,370,628       2,356,729
Accumulated deficit                         (4,462,494)     (4,090,776)
  Total stockholders' equity                   248,669         442,579
  Total liabilities & stockholders' equity $ 1,671,587      $1,853,947
                                            ==========      ==========
The accompanying notes are an integral part of these financial statements.
                                    (2)

                      ADVANCED MEDICAL PRODUCTS INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                Nine Months Ended
                                          Mar. 31, 1997    Mar. 31 , 1996
                                           (unaudited)      (unaudited)


Net sales                                   $2,165,840      $3,259,307
Cost of sales                                1,094,840       1,746,985

     Gross profit                            1,071,000       1,512,322

Selling, general and
    administrative                           1,248,727       1,907,488
Research and development                       160,950         248,128

     Total operating expenses                1,409,677       2,155,616

     Total operating income                 (  338,677)     (  643,294)

Interest expenses                               33,041          19,816

     Income (loss) before income taxes      (  371,718)     (  663,110)

Provision for income taxes                           0               0

     Net income (loss)                      (  371,718)     (  663,110)


Retained deficit - beginning of period (4,090,776) (3,040,635) Accretion of redeemable preferred
  stock                                            -0-      (    9,723)
Accumulated deficit - end of period        $(4,462,494)    $(3,713,468)
                                             ==========      ==========

Net income (loss) applicable to
  common shares                            $(  456,256)    $(  747,833)
                                             ==========      ==========

Earnings per common share data:

     Net income (loss)                     $      (.09)           (.22)
                                             ==========      ==========

Weighted average number of common
  shares outstanding                         4,912,130       3,376,018


The accompanying notes are an integral part of these financial statements.

                                    (3)

                      ADVANCED MEDICAL PRODUCTS INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                               Three Months Ended
                                          Mar. 31, 1997    Mar. 31, 1996
                                           (unaudited)      (unaudited)


Net sales                                   $  656,997      $  873,571
Cost of sales                                  336,505         487,139

     Gross profit                              320,492         386,432

Selling, general and
    administrative                             343,366         582,656
Research and development                        41,458          51,285

     Total operating expense                   384,824         633,941

     Income (Loss) from operations          (   64,332)     (  247,509)

Interest expenses                               15,675          16,489

     Income (loss) before income taxes      (   80,007)     (  263,998)

Provision for income taxes                           0               0

     Net income (loss)                      (   80,007)     (  263,998)


Retained deficit - beginning of period (4,382,487) (3,446,229) Accretion of redeemable preferred
  stock                                            -0-      (    3,241)
Accumulated deficit - end of period        $(4,462,494)    $(3,713,468)
                                             ==========      ==========

Net income (loss) applicable to
  common shares                            $(  109,720)    $(  292,239)
                                             ==========      ==========

Earnings per common share data:

     Net income (loss)                     $      (.02)           (.08)
                                             ==========      ==========

Weighted average number of common
  shares outstanding                         5,112,495       3,376,018


The accompanying notes are an integral part of these financial statements.

                                    (4)

                      ADVANCED MEDICAL PRODUCTS INC.
                          STATEMENT OF CASH FLOWS

                                                Nine Months Ended
                                           Mar. 31, 1997   Mar. 31, 1996
                                             (unaudited)     (unaudited)

Cash Flows Used By Operating Activities:
Net Loss                                    $( 371,718)     $( 663,110)
Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization              93,491          73,381
     Bad Debt Expense                              -0-           9,892
     Loss on disposal of fixed assets            7,813             -0-
     Provision for doubtful accounts            20,691        ( 38,049)
     Gain on refinancing long-term debt            -0-        (  1,037)
     Change in assets and liabilities:
       Accounts receivable                     123,204        ( 53,950)
       Inventory                                18,775         162,287
       Other assets                             57,644          88,186
       Accounts payable                         66,442        ( 82,860)
       Other liabilities                     ( 158,982)        223,818
Total adjustments                              229,078         393,294
Net cash used by operating activities        ( 142,640)       (269,816)
Cash flows used by investing activities:
  Capital expenditures                        ( 54,722)       ( 42,016)
  Proceeds from sale of equipment                1,500             -0-
  Capitalization of software costs            ( 41,365)       (  3,880)
Net cash used by investing activities         ( 94,587)       ( 45,896)
Cash flow used by financing activities:
  Payments on long-term debt                  ( 38,616)     (   20,780)
  Proceeds from sale of common stock               -0-         430,000
  Proceeds from (payments of)loan from
    stockholder                                100,000       (   9,375)
  Proceeds from credit line                    220,552             -0-
Net cash provided (used) by financing
    activities                                 281,936         399,845
Net (decrease) increase in cash and
  cash equivalents                              44,709          84,133
Cash and cash equivalents at
  beginning of period                           14,631          32,111
Cash and cash equivalents at
  end of period                             $   59,340      $  116,244
                                            ==========      ==========
Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                              $   33,041      $   19,816
      Income taxes                                   0               0

The accompanying notes are an integral part of these financial statements.

                                    (5)

                 ADVANCED MEDICAL PRODUCTS INC.
                  NOTES TO FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for fiscal year 1997. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

2.   Inventory

     Inventory consisted of:
                                 Mar. 31, 1997     June 30, 1996
                                    (unaudited)        (audited)
     Raw Material and
      work in process                $  447,135       $  453,849
     Finished Goods                     283,860          295,921
                                     $  730,995       $  749,770
                                     ==========       ==========

3.   Other Current Assets

     Prepaid Expenses         $ 37,855
     Deposits - Current          4,962
                              $ 42,817
                               =======

4.   Other Current Liabilities

     Accrued Royalties                  $ 49,557
     Accrued Vacation Pay                 12,404
     Obligation - Keshler                  6,000
     Deferred Service Contract Revenue   113,657
     Warranty Reserve                     25,294
     Accrued Sales Tax Liability          18,658
     Note Payable Syracuse Supply          1,789
                                        $227,359
                                         =======

                               (6)

5.   Related Party Transactions

     On January 12, 1996, Clarence P. Groff, the Company's former largest stockholder resigned from all positions with the Company. At that time Mr. Groff entered into a termination arrangement with the Company whereby he agreed to waive his rights and terminate a prior employment agreement and the Company agreed to pay Mr. Groff a severance package. This obligation was paid in full December 31, 1996.

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

     Effective July 1, 1996, the Company entered into a 90 day loan agreement with BIOTEL International, the Company's largest shareholder, under which the Company borrowed $150,000 at 12 percent annual rate of interest. This note was originally set to mature September 30, 1996. The Company repaid $50,000 against this note December 31, 1996 and $100,000 was converted into a long-term note due December 31, 1997. The balance on this note as of March 31, 1997, including interest due, was $103,000.

6.   Notes Payable

     On March 12, 1996 the Company restructured eight operating leases and it's short term note with Onbank of Syracuse, New York into one long term note. The note will be repaid in 48 monthly installments of $2,000, accrues interest at 11 percent, and is secured by furniture, fixtures and equipment. The balance on this note at March 31, 1997 was $58,339.

     On July 1, 1996, the Company restructured five operating leases with Syracuse Supply Company of Syracuse, New York into one short-term note. The note will be repaid in 12 monthly installments of $913, accrues interest at 11 percent and is secured by equipment, furniture and fixtures. The balance as of March 31, 1997 was $1,789.


                                    (7)


6.   Notes Payable - Continued

     On October 21, 1996, the Company entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia. Under this agreement the Company may borrow 80 percent of eligible accounts receivable (as defined in the agreement) and 30 percent of eligible inventory (as defined in the agreement) up to a total balance of $750,000 at an annual percentage rate of Prime plus 2% as defined by NationsBank of Georgia, N.A. and monthly fees as a percentage of the balance outstanding as follows: .75% of the average daily balance for the first 60 days, .50% for the next 60 days, and .375% thereafter. This sliding fee scale is contingent upon certain performances as defined in the agreement. The balance on this credit line at March 31, 1997 was $229,354.

7.   Capital Stock Transactions

     On August 29, 1996, the Company was released from a fifteen year lease with SCANA, the Company's landlord. SCANA received 160 shares of the Company's Class A preferred stock as payment in full of the delinquent lease payments of approximately $160,000.

     Nishimoto Sangyo, one of the Company's preferred stockholders converted $102,000 of their dividend and interest into 300,000 shares of common stock at $0.34 per share and $104,000 of their December 31, 1996 dividend into 104 shares of $1,000 face value preferred stock at December 31, 1996.

8.  Earnings Per Share

     Earnings per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of the outstanding options since it was not significant.

















                                    (8)

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net sales of $2,165,840 for the nine months ended March 31, 1997 represent a 34% decrease from sales of $3,259,307 in the comparable nine month period ended March 31, 1996. Net sales of $656,997 for the third quarter of fiscal 1997 represents a 25% decrease in sales from the comparable quarter in 1996. This decrease is resulted from lower sales to existing OEM/International customers, particularly Nishimoto Sangyo, due principally to the delay in the completion of Windows based software. Current efforts to expand the OEM/International sales are in process and the first marketable version of the Windows based software has been released. It is expected that these will result in increased future sales.

For the nine months ended March 31, 1997 the Company's gross profit margin increased to 49% from 46% of net sales for the period ended March 31, 1996. The gross profit margin increased to 48% of net sales in the third quarter of fiscal 1997 from 44% of net sales in the third quarter of fiscal 1996. These increases are primarily due to efforts to reduce sales discounts and manufacturing costs.

Selling, general and administrative expenses of $1,248,727 for the nine months ended March 31, 1997 were 57% of net sales for the period as compared to expenses of $1,907,488 or 58% of net sales for the same period last year. These expenses decreased from 66% of net sales in the third quarter of fiscal 1996 to 52% of net sales in the third quarter of fiscal 1997. These expenses were still a high percentage of sales, but actual expenses were reduced by 35% and 58% from what they were in the first nine months and third quarter of fiscal 1996 respectively. This is due to lower commissions and efforts to cut and control fixed costs company wide. The fiscal 1997 figure also includes $39,362 in write-offs of obsolete sales demonstration equipment inventory and $21,379 in uncapitalizable moving expenses incurred to move the business to substantially lower cost facilities. Not including these one time costs, the comparable selling, general and administrative expenses would have been 55% of net sales in the nine months ended March 31, 1997.

Research and development costs during the nine months of ended March 31, 1997 decreased 36% over the comparable period in fiscal 1996. During the third quarter of fiscal 1997, research and development costs decreased 25% from the third quarter last year. This is a result of efforts to decrease expenses company wide and was able to be done because of the current stage of completion of the development of the Company's Micros QV product.

Net loss for the nine months ended March 31, 1997 decreased to $(371,718) from $(663,110) in the nine months ended March 31, 1996. For the quarter ended March 31, 1997 the net loss decreased to $(80,007) from $(263,998) for the same period last year. The net losses for the first nine months and the third quarter of fiscal 1997 primarily resulted from high fixed operations


                                    (9)

overhead, selling, general and administrative expenses for the lower level of sales achieved, much lower international sales (which have very low selling expense and are therefore more profitable than domestic sales), the differences in gross margin as explained above, write-offs of obsolete inventory, and expenses incurred in November 1996 to relocate the company to a new lower cost facility. The decrease in net loss compared to the first nine months and third quarter of last year despite the lower sales levels was primarily the result of lower expenses company wide.

During the first nine months of fiscal 1997, accounts receivable decreased from $547,441 to $403,546. This decrease is the result of lower sales levels. Total inventory remained about the same at $730,995; inventory write-offs and reduction in holter monitor inventory were offset by a buildup in inventory of nearly $125,000 for the new Micros QV product.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $142,640 of cash during the nine months ended March 31, 1997 compared with $269,816 used during the first nine months of fiscal 1996. The decrease is due primarily to smaller losses, collections of accounts receivable and refundable income taxes. In the first nine months of fiscal 1997, $94,587 was used for capital expenditures, compared to $45,896 for the same period last year. This increase is primarily due to leasehold improvements of the Company's new facility and capitalized software costs for the Company's Windows based software.

On March 12, 1996 the Company restructured eight (8) of it's operating leases as well as a long-term unsecured note with a Syracuse, New York bank. On June 1, 1996 the Company restructured five (5) operating leases with Syracuse Supply Company of Syracuse, New York into a twelve month note (See note 6 to the financial statements). The past due lease payments on these two notes totaling approximately $100,500 were forgiven and recorded in the Company's audited June 30, 1996 financial statements as an extraordinary item in accordance with generally accepted accounting principals.

On July 1, 1996, BIOTEL International, a shareholder of the Company provided the Company with a credit facility of up to $150,000 (see Note 5 to the financial statements). The Company currently has available $50,000 on this credit facility which is secured by accounts receivable and inventory in a second position after Emergent Financial Corporation as a result of a February 1997 agreement.

During the first nine months of fiscal 1997 the Company was released from a factoring agreement with Global Acceptance Corporation of Ann Arbor, Michigan and entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia (see Note 6 to the financial statements).

As of October 31, 1996, the Company was released from a fifteen year lease with SCANA that represented a future long-term lease liability of $1,676,272. The annual lease payments on the Company's principal place of business under

                                   (10)

this lease were $156,100 and were scheduled to escalate over the remaining term of the lease. SCANA received 160 shares of the Company's Class A preferred stock (see Note 7 to the financial statements) as payment in full of the delinquent lease payments of approximately $160,000. The Company entered into a five year lease agreement including an option to purchase with T & LA Partnership which commenced November 1, 1996. These annual lease payments total approximately $89,000 (an annual savings of approximately $67,000) and represent a future long-term lease liability of approximately $355,000, down from $1,676,272.

In January 1997, the Company further downsized resulting in an approximate annual savings in salaries, wages, and benefits of $336,000. Management believes that these cuts will bring costs in line with revenues. Now that Phase I of "Windows" software has been released, and the Micros QV product is available for sale, the Company expects to see some recovery from the decline in sales, both domestically and internationally. Higher sales, particularly more profitable international sales, coupled with lower fixed costs should enable the Company to operate profitably.

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

The Company does not currently have specific plans for major capital expenditures in fiscal 1997. Should needs arise, the Company may consider additional capital sources to obtain funding.






















                              (11)


                   PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits - No exhibits were filed during the quarter for which this report is filed.











































                                   (12)

                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Advanced Medical Products Inc.
                                (Registrant)


                      By:s/  Ronald G. Moyer
                               Ronald G. Moyer
                               President







Dated: May  6, 1997





























                              (13)


                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Advanced Medical Products Inc.
                                (Registrant)


                        By:
                               Ronald G. Moyer
                               President

Dated:  May  6, 1997

































                                   (14)