Form 10QSB
period 1998-03-31
ADVANCED MEDICAL PRODUCTS INC
filed 1998-05-15
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549
FORM 10-QSB

(mark one)
___X_ Quarterly report under Section 13 or 15 of the Securities Exchange Act of 1934.

For the quarterly period ended March  31, 1998.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______ to ______

Commission file number 0-16341

                  Advanced Medical Products, Inc.
(Exact name of small business issuer as specified in its charter)

    6 Woodcross Drive, Columbia, South Carolina       29212
(Address of principal executive offices)
(Zip code)

                                (803) 407-3044
(Issuers telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ___X___ NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
5,962,496 at                           .



PART 1  FINANCIAL INFORMATION
Item 1  Financial Statements

Advanced Medical Products Inc.
Balance Sheet
			  				              March  31,
1997             June 30, 1997

(unaudited)
ASSETS
CURRENT ASSETS:
Cash
$      49,186                $      50,938
Accounts Receivable (net of allowance for doubtful
  Accounts of $29,360 and $30,954 respectively)
579,968                       554,552
Inventory (Note 2)
540,818                       512,812
Other Current Assets (Note 3)
128,007                         57,168
     Total Current Assets
1,297,979                    1,175,470
Furniture and Equipment, Net
204,245                       282,384
Product Software Costs, Net
58,720                        90,078
Other Assets  Deposits
8,512                         8,512
     Total Assets
1,569,457                    1,556,444

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Notes Payable (Note 5)
$    402,615               $    603,407
Accounts Payable
543,049                     510,324
Current Portion Long-Term Debt (Note 6)
24,000                       24,000
Accrued Wages and Commissions
107,912                       89,949
Other Current Liabilities (Note 3)
233,172                     254,961
     Total Current Liabilities
1,300,748                   1,482,641
Dividends Payable on Preferred Stock
148,015                        61,860
Long-Term Liabilities:
Long-Term Debt, Net of Current
  Portion (Note 6)
225,576                      102,181
     Total Liabilities
1,674,339                   1,646,682
Stockholders Equity:
Class A Preferred Stock, no par value; authorized 4,000
   shares; issued and outstanding 2,377 shares (Note 7)
2,289,410                   2,289,410
Common Stock, $0.01 par value; authorized 7,000,000
  shares, 5,962,495 shares issued and outstanding at
  December 31, 1997 and 5,112,495 at June 30, 1997.
59,625                       51,125
Additional Paid-In Capital
2,501,175                  2,340,915
Accumulated Deficit
(4,955,092)               (4,771,688)
     Total               Stockholders Equity
(104,883)                    (90,238)
     Total Liabilities and Stockholders Equity
$  1,569,457                $1,556,444

*The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit


           										         Three
Months Ended
			  				        March 31, 1998
March 31, 1997

(unaudited)                  (unaudited)

Net Sales
$     616,092                $    656,997
Cost of Sales
304,741                      336,505
     Gross Profit
311,351                      320,492

Selling, General and Administrative
262,088                      343,366
Research and Development
43,900                        41,458
Interest Expenses
22,942                        15,675
     Income Before Income Taxes
(    17,059)                 (    80,007)
Provision For Income Taxes
-0-                              -0-
     Net Income
(   17,059)                 (     80,007)

Accumulated Deficit  Beginning of Period                         $
(4,937,826)                (4,382,487)

Accumulated Deficit  End of Period
$   (4,955,593)            $  (4,462,494)

Net Income (Loss) Applicable to Common Shares               $   (
46,767)           $  (   109,720)

Earnings Per Share Data:
 Net Income (Loss)
$    (       0.01)            $   (       0.02)

Weighted Average Number of Common
  Shares Outstanding
5,679,162                   5,112,495














The accompanying notes are an integral part of these financial statements.
Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit



Nine Months Ended
			  				         March 31, 1998
March 31, 1997

(unaudited)                  (unaudited)

Net Sales
$  1,645,896                $ 2,165,840
Cost of Sales
817,789                   1,094,840
     Gross Profit
828,107                   1,071,000

Selling, General and Administrative
809,664                    1,248,727
Research and Development
119,839                      160,950
Interest Expenses
81,901                        33,041
     Income Before Income Taxes
(183,198)                    (371,718)
Provision For Income Taxes
-0-                               -0-
     Net Income
(183,198)                    (371,718)

Accumulated Deficit  Beginning of Period                         $
(4,826,104)             $ (4,090,776)

Accumulated Deficit  End of Period
$  (4,937,826)             $ (4,462,494)

Net Income (Loss) Applicable to Common Shares               $
(255,273)             $    (456,256)

Earnings Per Share Data:
     Net Income (Loss)
$          ( 0.04)            $          (0.09)

Weighted Average Number of Common Shares Outstanding     5,395,829
4,912,130













The accompanying notes are an integral part of these financial statements.


Advanced Medical Products Inc.
Statement of Cash Flows

Nine Months Ended
			  				        March 31, 1998
March. 31, 1997

(unaudited)                  (unaudited)
Cash flows from operating activities:
Net Income
$  (   183,405)               $ (    371,718)
Adjustments to reconcile net income to net
  Cash provided (used) by operating activities:
     Loss on disposal of fixed assets
-0-                            7,813
     Depreciation and amortization
111,253                         93,491
     Bad debt expense
47,139                               -0-
     Provision for doubtful accounts
(1,595)                         20,691
     Change in assets and liabilities:
        Accounts receivable
(     70,960)                       123,204
        Inventory
(     28,007)                         18,775
        Other assets
(     70,839)                         57,644
        Accounts payable
32,726                           66,442
        Other liabilities
(    13,826)                 (     158,982)
Total adjustments
5,891                         229,078

Net cash provided (used) by operating activities
(   177,514)                 (    142,640)

Cash flows used by investing activities:
  Capital expenditures
-0-                   (      54,722)
  Proceeds from sale of equipment
-0-                             1,500
  Capitalization of software costs
(      1,756)                (       41,365)
Net cash used by investing activities
(      1,756)                (       94,587)
Cash flows provided (used) by financing activities:
  Proceeds from loan from stockholder
-0-                         100,000
  Net proceeds from sale of common stock
257,898                              -0-
  Net proceeds (payments) on short term debt
(    50,792)                       220,552
Payments on long-term debt
(    29,588)                (        38,616)
Net cash provided (used) by financing activities
177,518                       281,936
Net increase (decrease) in cash
(     1,752)                        44,709
Cash, beginning of period
50,938                         14,631
Cash, end of period
$    49,186               $        59,340  Supplemental disclosures
of cash flow information:
  Cash paid during the period for:
     Interest
$    68,822               $       33,041
Income taxes
-0-                               -0-



The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Notes to Financial Statements

1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended March 31, 1998 are not necessarily indicative of the results that may be expected for fiscal year 1998. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Companys annual report on Form 10-KSB for the year ended June 30, 1997.

2. Inventory
March 31, 1997        June 30, 1997
Inventory consisted of:
(unaudited)
	Raw materials and work in process
$    315,834            $   305,188
	Finished goods
224,984                 207,624

$    540,818            $   512,812

3. Other Current Assets
Prepaid expenses
$      33,132              $    41,041
Deposits  current
4,962                      4,962
Deferred taxes
9,914                      9,914
Notes receivable
80,000                          -0-
Advances
-0-                    1,250

$    128,008               $    57,168
Other Current Liabilities
Accrued royalties
$      23,729                $   39,593
Accrued vacation pay
15,132                      25,362
Deferred service contract revenue
163,628                    125,200
Warranty reserve
15,645                      26,489
Accrued sales tax liability
12,548                      25,084
Other
2,500                           -0-

$    233,172                $  254,961

4. Related Party Transactions
Effective July 1, 1996, the Company entered into a 90 day loan agreement with BIOTEL International (now owned by Carolina Medical, Inc.) the Companys majority shareholder, under which the Company borrowed $150,000 at 12 percent annual rate of interest. This note, originally set to mature September 30, 1996 has subsequently been extended to December 31, 1999. At March 31, 1998, $18,982 in interest was due, in addition to the principle.

5. Short Term Debt
On October 21, 1996, the Company entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia. Under this agreement, the Company may borrow 80 percent of eligible accounts receivable (as defined in the agreement) and 30 percent of eligible inventory (as defined in the agreement) up to a total loan balance of $750,000. Interest is charged at an annual percentage rate of Prime plus 2% as defined by NationsBank of Georgia, N.A. and monthly fees as a percentage of the balance outstanding are 0.75% of the average daily balance. As of March 31, 1998, $ 383,633 was borrowed by the Company under this agreement.


6. Long-Term Debt
On March 2, 1996, the Company restructured eight operating leases and its short-term note with Onbank of Syracuse, New York into one long-term note. The note will be repaid in 48 monthly installments of $2,000, accrued interest at 11 percent, and is secured by furniture, fixtures and equipment. The balance as of March 31, 1998 was $ 43,576.

On June 1, 1996, the Company restructured five operating leases with Syracuse Supply Company of Syracuse, New York into one short-term note. The note was repaid in 12 monthly installments of $913, accrued interest at 11 percent and was secured by equipment, furniture and fixtures. The balance was repaid prior to March 31, 1998.


7. Capital Stock Transactions
On August 29, 1996, the Company was released from a fifteen-year lease with SCANA, the Companys landlord. SCANA received 160 shares of the Companys Class A Preferred Stock as payment in full of the delinquent lease payments of approximately $160,000.

Nishimoto Sangyo, one of the Companys preferred stockholder, entered into an agreement to convert $102,000 of their accrued dividend and interest into 300,000 shares of common stock at $0.34 per share as of March 31, 1996 which shares were issued by December 31, 1996.

As of January 31, 1997 Nishimoto Sangyo converted $104,000 in
Preferred Stock dividends due December 31, 1996 into 104 additional shares of Preferred Stock.

On October 20, 1997 the Company entered into a Stock Purchase Agreement with Carolina Medical, Inc., selling an additional 850,000 shares of common stock of Advanced Medical Products, Inc. to Carolina Medical, Inc. for $263,500. Of this amount, $183,500 was paid to the Company in November and the balance was structured as a note, which was paid by April 30, 1998. This stock purchase increased Carolina Medicals ownership in the Company to 3,000,000 shares or 50.3 percent of the 5,962,496 issued and outstanding common stock shares.

8. Earnings Per Share
Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of outstanding options since it was not significant.

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

Results of Operations
Net sales of $616,092 and $1,645,896 for the quarter and nine months ended March 31, 1998 represent a 6% and 24% decrease from sales of $656,997 and $2,165,840 in the comparable periods of 1997. These decreases were due to lower sales to existing OEM/International customers as well as to domestic customers.

Gross profit margins on sales were 50.5% of net sales for the quarter and 50.3% for the nine months ended March 31, 1998. The improvement from a gross margin of approximately 49% reported for the first nine months of 1997 resulted from lower unabsorbed fixed costs. Selling, general and administrative expenses of $262,088 for the quarter and $809,664 for the nine months ended March 31, 1998 were 42.5% and 49.2% of net sales compared to expenses of $343,366 and $1,248,727 or 52.3% and 57.7 % of net sales for the same periods last year. Total selling, general and administrative expenses were approximately 24% lower than they were in the third quarter and 35% lower than in the first nine months of fiscal 1997. This is due to lower commissions and continuing efforts to cut and control costs company-wide.

Research and development costs during the first nine months of fiscal 1998 were reduced 25% from last year. This is a result of efforts to decrease expenses company-wide.

Net losses for the quarter and nine months ended March 31, 1998 were $17,059 and $183,198 respectively compared to losses of $80,007 and $371,718 for the same periods last year. These substantially reduced losses despite lower sales are a direct result of efforts to reduce costs company-wide. Interest expenses of $22,942 for the third quarter of 1998 and $81,901 for the first nine months of 1998 were up substantially from the $15,675 and $33,041 spent on interest expense for the corresponding quarters last year. These higher interest expenses are a direct result of higher borrowing levels under the Company's credit line with Emergent Financial Group.

During the first nine months of fiscal 1998, accounts receivable increased by $25,416 and inventory increased by $28,006. Accounts payable increased by $22,725.

Liquidity and Capital Resources
Operating activities used $177,514 of cash during the nine months ended March 31, 1998. This compared to $142,640 used during the nine months of fiscal 1997. However, capital expenditures used only $1,756 during the first nine months of fiscal 1998 compared to $94,587 in capital expenditures during the first nine months of 1997.

On October 20, 1997 the Company entered into a Stock Purchase Agreement with Carolina Medical, Inc., selling an additional 850,000 shares of common stock of Advanced Medical Products, Inc. to Carolina Medical, Inc. for $263,500. Of this amount, $183,500 was paid to the Company in November and the balance was structured as a note, which was paid April 30, 1998. This stock purchase increased Carolina Medicals ownership in the Company to 3,000,000 shares or 50.3 percent of the 5,962,496 issued and outstanding common stock shares.
Since December 31, 1997 the Company has been in violation of its preferred stock agreements with Nishimoto-Sangyo Company, Ltd. and SCANA Corporation, the Companys two preferred stockholders. These two preferred stock agreements require that an annual dividend of $50 per $1,000 of the face value of the preferred stock be declared and paid at the end of each calendar year. However, the Company had deficits in both retained earnings and stockholders equity at December 31, 1997 and therefore under Delaware law cannot legally declare a stock dividend. Nishimoto-Sangyo has been unwilling to convert unpaid dividends into additional common or preferred shares of Advanced Medical, as they have done in prior years, but has indicated a willingness to sell their common and preferred stock in the Company in exchange for shares of Carolina Medical, Inc. If that transaction were to be consummated, then Carolina Medical would own 55.3% of the common stock and 93.3% of the preferred stock of the Company issued and outstanding.

The Company believes that internally generated funds, the revolving credit agreement with Emergent Financial Group, the loan agreement with Carolina Medical, and the cash received from Carolina Medical for the purchase of an additional 850,000 shares of common stock, should provide sufficient working capital to meet immediate needs, but not sufficient to meet longer term working capital requirements. The Company is actively seeking additional capital sources to provide long term debt or equity funding. The Company has had discussions with Carolina Medical and others regarding possible additional investments in the Company, or a possible share exchange. However there is no assurance that existing shareholders will provide the Company with any additional funding, or that other sources of funding will be available if and when needed. In order to improve its cash flow position, the Company has undertaken steps internally to improve gross margins and fixed costs.

The Company currently does not have specific plans for any major capital expenditures in fiscal 1998.





PART II  OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K

(a) Exhibits  None
(b) Reports on Form 8-K No reports on Form 8-K have been filed during the quarter for which this report is filed.







SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

							Advanced Medical Products
Inc.
							             (Registrant)


					By:
___________________________
						George L. Down,
President

Dated: