Form 10QSB
period 1997-09-30
ADVANCED MEDICAL PRODUCTS INC
filed 1998-05-18
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549
FORM 10-QSB

(mark one)
__X___Quarterly report under Section 13 or 15 of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1997.

______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

YES ______    NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuers classes of
common equity, as of the latest practicable date:  5,962,496 at          .



PART 1  FINANCIAL INFORMATION
Item 1  Financial Statements

Advanced Medical Products Inc.
Balance Sheet
			  				               Sept. 30, 1997
June 30, 1997
							                 (unaudited)

ASSETS
CURRENT ASSETS:
Cash                                 					     $
31,972                 $      50,938
Accounts Receivable (net of allowance for doubtful
  Accounts of $15,820 and $30,954 respectively)
408,414                       554,552
Inventory (Note 2)
551,493                       512,812
Other Current Assets (Note 3)
23,590                         57,168
     Total Current Assets
1,015,469                    1,175,470
Furniture and Equipment, Net
256,601                       282,384
Product Software Costs, Net
80,532                         90,078
Other Assets  Deposits
8,.512                           8,512
     Total Assets
1,361,114                    1,556,444

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Notes Payable (Note 5)
$   509,360                 $    603,407
Accounts Payable
527,117                       510,324
Current Portion Long-Term Debt (Note 6)
24,000                         24,000
Accrued Wages and Commissions
84,292                         89,949
Other Current Liabilities (Note 4)
212,795                       254,961
     Total Current Liabilities
1,357,564                    1,482,641
Dividends Payable on Preferred Stock
91,573                         61,860
Long-Term Liabilities:
Long-Term Debt, Net of Current
  Portion (Note 6)
86,345                       102,181
     Total Liabilities
1,535,482                    1,646,682
Stockholders Equity:
Class A Preferred Stock, no par value; authorized 4,000
   shares; issued and outstanding 2,377 shares (Note 7)
2,289,410                    2,289,410
Common Stock, $0.01 par value; authorized 7,000,000
  shares, 5,112,495 shares issued and outstanding at
  September 30, 1997 and 5,112,495 at June 30, 1997.
51,125                         51,125
Additional Paid-In Capital
2,311,202                     2,340,915
Accumulated Deficit
(4,826,105)                 (4,771,688)
     Total               Stockholders Equity
(174,368)                      (90,238)
     Total Liabilities and Stockholders Equity
$1,361,114                  $1,556,444

The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit


           										       Three Months
Ended
			  				          Sept. 30, 1997
Sept. 30, 1996

(unaudited)                  (unaudited)

Net Sales
$    529,338                 $    793,689
Cost of Sales
270,487                       301,314
     Gross Profit
258,851                       492,375

Selling, General and Administrative
259,751                       413,477
Research and Development
26,155                          55,153
Interest Expenses
27,362                            3,727
     Income Before Income Taxes
(54,417)                         20,018
Provision For Income Taxes
-0-                                -0-
     Net Income
(54,417)                         20,018

Accumulated Deficit  Beginning of Period
(4,771,688)                  (4,090,776)

Accumulated Deficit  End of Period
$(4,826,104)                $(4,070,758)

Net Income (Loss) Applicable to Common Shares               $(    84,130)
$(       5,982)

Earnings Per Share Data:
     Net Income (Loss)
$(       0.02)                 $(         0.00)

Weighted Average Number of Common
  Shares Outstanding
5,112,496                     4,812,496













The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Statement of Cash Flows

           										       Three Months
Ended
			  				          Sept. 30, 1997
Sept. 30, 1996

(unaudited)                  (unaudited)
Cash flows from operating activities:
Net Income
$  (     54,417)              $      20,018
Adjustments to reconcile net income to net
  Cash provided (used) by operating activities:
     Depreciation and amortization
37,088                      28,925
     Provision for doubtful accounts
(      15,134)              (      24,347)
     Change in assets and liabilities:
        Accounts receivable
161,272                   133,956
        Inventory
(      38,681)              (   122,446)
        Other assets
33,578               (     16,851)
        Accounts payable
16,793               (     24,270)
        Other current liabilities
(     47,823)              (     63,397)
Total adjustments
147,093               (     88,430)

Net cash provided (used) by operating activities
92,676               (     68,412)

Cash flows used by investing activities:
  Capital expenditures
-0-                 (     11,769)
  Capitalization of software costs
(       1,750)              (       7,840)
Net cash used by investing activities
(       1,750)              (     19,609)

Cash flows provided (used) by financing activities:
  Net payments on short term notes
(    94,047)                  150,000
  Payments on long-term debt
(    15,836)              (    10,447)
Net cash provided (used) by financing activities
(  109,883)                 139,553
Net increase (decrease) in cash
(    18,966)                   51,532
Cash, beginning of period
50,938                    14,631

Cash, end of period
$     31,972           $       66,163

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest
$    22,862           $         3,727
     Income taxes
-0-                           -0-




The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Notes to Financial Statements

1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for fiscal year 1998. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Companys annual report on Form 10-KSB for the year ended June 30, 1997.

2. Inventory
Sept. 30, 1997        June 30, 1997
Inventory consisted of:

(unaudited)
	Raw materials and work in process                             $
336,722            $   305,188
	Finished goods
214,771                 207,624

$    551,493            $   512,812

3. Other Current Assets
Prepaid expenses
$        8,414	        $     41,041
Deposits  current
5,262                      4,962
Deferred taxes
9,914                      9,914
Advances							     0
1,250

$     23,590	        $     57,168

4. Other Current Liabilities
Accrued royalties
$      38,355	        $    39,593
Accrued vacation pay
18,341		  25,362
Deferred service contract revenue
123,268		125,200
Warranty reserve
22,274		  26,489
Accrued sale tax liability
8,057                   25,084

$    212,795	        $  254,961

5. Related Party Transactions
Effective July 1, 1996, the Company entered into a 90 day loan agreement with BIOTEL International,(now owned by Carolina Medical, Inc. the Companys majority shareholder, under which the Company borrowed $150,000 at 12 percent annual rate of interest. This note, originally set to mature September 30, 1996 has subsequently been extended to December 31, 1999. At September 30, 1997, $ 13,982 in interest was due, in addition to the principle.



6. Long-Term Debt
On March 2, 1996, the Company restructured eight operating leases and its short-term note with Onbank of Syracuse, New York into one long-term note. The note will be repaid in 48 monthly installments of $2,000, accrued interest at 11 percent, and is secured by furniture, fixtures and equipment. The balance as of September 30, 1997 was $54,346.

On June 1, 1996, the Company restructured five operating leases with Syracuse Supply Company of Syracuse, New York into one short-term note. The note was repaid in 12 monthly installments of $913, accrued interest at 11 percent and was secured by equipment, furniture and fixtures. The balance was repaid prior to September 30, 1997.

7. Capital Stock Transactions
On August 29, 1996, the Company was released from a fifteen year lease with SCANA, the Companys landlord. SCANA received 160 shares of the Companys Class A Preferred Stock as payment in full of the delinquent lease payments of approximately $160,000.

Nishimoto Sangyo, one of the Companys preferred stockholder, entered into an agreement to convert, as of March 31, 1996, $102,000 of their accrued dividend and interest into 300,000 shares of common stock at $0.34 per share; these shares were issued by December 31, 1996.

As of January 31, 1997, Nishimoto Sangyo converted $104,000 in
Preferred Stock dividends due December 31, 1996 into 104 additional shares of Preferred Stock.

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

As of September 30, 1997, $ 343,878 was borrowed by the Company under this agreement.

9. Earnings Per Share
Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of outstanding options since it was not significant.

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

Results of Operations
Net sales of $529,338 for the three months ended September 30, 1997 represent a 33% decrease from sales of $793,889 in the comparable quarter in 1996. This decrease is due to lower sales to existing
OEM/International customers, as well as domestic customers.

The Companys gross profit margin was 49% of net sales for the three months ended September 30, 1997. The decrease from a 62% gross margin reported for the first quarter of 1996 was primarily a result of unabsorbed operations costs at the lower level of sales.
Selling, general and administrative expenses of $259,751 for the three months ended September 30, 1997 were 49% of net sales for the period compared to expenses of $413,477 or 52% of net sales for the same period last year. Actual expenses were 37% less than they were in the first quarter of fiscal 1996. This is due to lower commissions and efforts to cut and control costs company wide.

Research and development costs during the first quarter of fiscal
1997 decreased 53% from last year. This is a result of efforts to decrease expenses company-wide.

Net income for the quarter ended September 30, 1997 was a loss of $54,417 compared to a profit of $20,018 for the same period last year. The loss for the first quarter of fiscal 1997 is primarily a result of lower gross profit at the lower level of sales.

During the first three months of fiscal 1997, accounts receivable decreased from $554,552 at June 30, 1997 to $408,414 at September 30, 1997. Inventory increased from $512,812 to $551,493 primarily due to timing of receipt of deliveries from manufacturing sources.

Liquidity and Capital Reserves
Operating activities provided $ 147,093 of cash during the quarter ended September 30, 1997 compared with $68,112 used during the quarter ended September 30, 1996. In the first quarter of fiscal 1997, $1,759 was capitalized, compared to $19,609 for capital expenditures for the same period last year.

Subsequent to quarter ended September 30, 1996, the Company was released from a factoring agreement with Global Acceptance
Corporation of Ann Arbor, Michigan and entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia (see Note 8 to the financial statements).

The Company does not believe that internally generated funds and existing borrowing resources will provide sufficient working capital to meet present commitments and future needs. In order to improve its cash flow position, the Company has undertaken steps internally to improve gross margins and fixed costs, and is seeking additional capital sources.

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


					By:  ___________________________
						Ronald G. Moyer, CEO


Dated: