Form 10QSB
period 1997-12-31
ADVANCED MEDICAL PRODUCTS INC
filed 1998-05-18
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549
FORM 10-QSB

(mark one)
___X___ Quarterly report under Section 13 or 15 of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 1997.

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

Advanced Medical Products Inc.
Balance Sheet
			  				               Dec. 31, 1997
June 30, 1997
							                 (unaudited)

ASSETS
CURRENT ASSETS:
Cash                                 					     $
26,144                $      50,938
Accounts Receivable (net of allowance for doubtful
  Accounts of $19,276 and $30,954 respectively)
392,286                       554,552
Inventory (Note 2)
516,203                       512,812
Other Current Assets (Note 3)
119,296                         57,168
     Total Current Assets
1,039,056                    1,175,470
Furniture and Equipment, Net
230,423                       282,384
Product Software Costs, Net
69,626                        90,078
Other Assets  Deposits
8,512                          8,512
     Total Assets
1,362,491                    1,556,444

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Notes Payable (Note 5)
$     351,809               $    603,407
Accounts Payable
413,815                     510,324
Current Portion Long-Term Debt (Note 6)
24,000                       24,000
Accrued Wages and Commissions
73,854                       89,949
Other Current Liabilities (Note 4)
208,654                     254,961
     Total Current Liabilities
1,072,132                   1,482,641
Dividends Payable on Preferred Stock
121,288                        61,860
Long-Term Liabilities:
Long-Term Debt, Net of Current
  Portion (Note 6)
226,973                      102,181
     Total Liabilities
1,420,395                    1,646,682
Stockholders Equity:
Class A Preferred Stock, no par value; authorized 4,000
   shares; issued and outstanding 2,377 shares (Note 7)
2,289,410                   2,289,410
Common Stock, $0.01 par value; authorized 7,000,000
  shares, 5,962,495 shares issued and outstanding at
  December 31, 1997 and 5,112,495 at June 30, 1997.
59,625                       51,125
Additional Paid-In Capital
2,530,888                  2,340,915
Accumulated Deficit
(4,937,826)               (4,771,688)
     Total               Stockholders Equity
(57,904)                    (90,238)
     Total Liabilities and Stockholders Equity
$  1,362,491                $1,556,444

*The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit


           										          Three
Months Ended
			  				          Dec. 31, 1997
Dec. 31, 1996

(unaudited)                  (unaudited)

Net Sales
$     500,466                $    715,155
Cost of Sales
242,561                      457,022
     Gross Profit
257,905                      258,133

Selling, General and Administrative
287,825                      493,378
Research and Development
49,784                        64,340
Interest Expenses
32,018                        12,144
     Income Before Income Taxes
(  111,722)                 (   311,729)
Provision For Income Taxes
-0-                              -0-
     Net Income
(  111,722)                 (   311,729)

Accumulated Deficit  Beginning of Period
(4,826,104)                (4,070,758)

Accumulated Deficit  End of Period                                   $
(4,937,826)            $  (4,382,487)

Net Income (Loss) Applicable to Common Shares               $
(141,435)            $  (   340,142)

Earnings Per Share Data:
 Net Income (Loss)
$    (       0.02)            $   (        0.07)

Weighted Average Number of Common
  Shares Outstanding
5,679,162                   4,815,756













The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit



Six Months Ended
			  				          Dec. 31, 1997
Dec. 31, 1996

(unaudited)                  (unaudited)

Net Sales
$  1,029,804                $ 1,508,844
Cost of Sales
513,048                      758,336
     Gross Profit
516,756                      750,508

Selling, General and Administrative
547,576                      906,855
Research and Development
75,939                      119,493
Interest Expenses
59,380                        15,871
     Income Before Income Taxes
(166,139)                   (291,711)
Provision For Income Taxes
-0-                               -0-
     Net Income
(166,139)                   (291,711)

Accumulated Deficit  Beginning of Period                         $
(4,826,104)             $ (4,090,776)

Accumulated Deficit  End of Period                                   $
(4,937,826)             $ (4,382,487)

Net Income (Loss) Applicable to Common Shares               $
(225,565)            $    (346,536)

Earnings Per Share Data:
     Net Income (Loss)
$          ( 0.04)            $          (0.07)

Weighted Average Number of Common
  Shares Outstanding
5,395,829                   4,814,126













The accompanying notes are an integral part of these financial statements.


Advanced Medical Products Inc.
Statement of Cash Flows
           										             Six
Months Ended
			  				          Dec. 31, 1997
Dec. 31, 1996

(unaudited)                  (unaudited)
Cash flows from operating activities:
Net Income
$  (   166,139)               $ (    291,711)
Adjustments to reconcile net income to net
  Cash provided (used) by operating activities:
     Loss on disposal of fixed assets
-0-                            7,813
     Depreciation and amortization
74,169                          58,748
     Bad debt expense
42,000                          12,000
     Provision for doubtful accounts
(11,678)                 (       20,625)
     Change in assets and liabilities:
        Accounts receivable
131,944                          47,488
        Inventory
(       3,392)                 (         1,899)
        Refundable income taxes
-0-                          58,940
        Other current assets
(     62,128)                 (       16,076)
        Other assets
-0-                 (          4,480)
        Accounts payable
(     96,509)                 (        14,942)
        Other current liabilities
(    62,402)                 (      120,633)
Total adjustments
26,878                  (         6,334)

Net cash provided (used) by operating activities                    (
154,135)                 (     285,377)

Cash flows used by investing activities:
  Capital expenditures
-0-                   (      54,161)
  Proceeds from sale of equipment
-0-                             1,500
  Capitalization of software costs
(      1,756)                (       24,860)
Net cash used by investing activities
(      1,756)                (       77,521)
Cash flows provided (used) by financing activities:
  Proceeds from loan from stockholder
-0-                         150,000
  Net proceeds from sale of common stock
257,898                              -0-
  Net proceeds (payments) on short term debt                         (
101,598)                       236,841
Payments on long-term debt
(    25,203)                (       19,370)
Net cash provided (used) by financing activities
131,097                       367,471
Net increase (decrease) in cash
(    24,794)                         4,573
Cash, beginning of period
50,938                         14,631
Cash, end of period
$    26,144               $        19,204

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest
$    50,380               $       15,871
     Income taxes
-0-                               -0-

Advanced Medical Products Inc.
Notes to Financial Statements

1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for fiscal year 1998. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Companys annual report on Form 10-KSB for the year ended June 30, 1997.

2. Inventory
Dec. 31, 1997        June 30, 1997
Inventory consisted of:				  (unaudited)
(audited)
	Raw materials and work in process                             $
304,515            $   305,188
	Finished goods
211,688                 207,624

$    516,756            $   512,812

3. Other Current Assets
Prepaid expenses
$      24,420              $     41,041
Deposits  current
4,962                       4,962
Deferred taxes
9,914                       9,914
Notes receivable
80,000                          -0-
Advances
-0-                     1,250

$    119,296                $    57,168
Other Current Liabilities
Accrued royalties
$      32,017                $   39,593
Accrued vacation pay
14,858                      25,362
Deferred service contract revenue
128,055                    125,200
Warranty reserve
18,546                      26,489
Accrued sales tax liability
12,678                      25,084
Other
2,500                           -0-

$    208,654                $  254,961

4. Related Party Transactions
Effective July 1, 1996, the Company entered into a 90 day loan agreement with BIOTEL International (now owned by Carolina Medical, Inc.) the Companys majority shareholder, under which the Company borrowed $150,000 at 12 percent annual rate of interest. This note, originally set to mature September 30, 1996 has subsequently been extended to December 31, 1999. At December 31, 1997, $14,482 in interest was due, in addition to the principle.



5. Long-Term Debt
On March 2, 1996, the Company restructured eight operating leases and its short-term note with Onbank of Syracuse, New York into one long-term note. The note will be repaid in 48 monthly installments of $2,000, accrued interest at 11 percent, and is secured by furniture, fixtures and equipment. The balance as of December 31, 1997 was $ 47,960.

On June 1, 1996, the Company restructured five operating leases with Syracuse Supply Company of Syracuse, New York into one short-term note. The note was repaid in 12 monthly installments of $913, accrued interest at 11 percent and was secured by equipment, furniture and fixtures. The balance was repaid prior to December 31, 1997.

6. Capital Stock Transactions
On August 29, 1996, the Company was released from a fifteen-year lease with SCANA, the Companys landlord. SCANA received 160 shares of the Companys Class A Preferred Stock as payment in full of the delinquent lease payments of approximately $160,000.

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

7. Subsequent Events
On October 21, 1996, the Company entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia. Under this agreement, the Company may borrow 80 percent of eligible accounts receivable (as defined in the agreement) and 30 percent of eligible inventory (as defined in the agreement) up to a total loan balance of $750,000. Interest is charged at an annual percentage rate of Prime plus 2% as defined by NationsBank of Georgia, N.A. and monthly fees as a percentage of the balance outstanding are 0.75% of the average daily balance.

As of December 31, 1997, $ 337,327 was borrowed by the Company under this agreement.

8. Earnings Per Share
Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of outstanding options since it was not significant.

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

Results of Operations
Net sales of $500,466 and $1,029,804 for the quarter and six months ended December 31, 1997 represent a 30% and 32% decrease from sales of $751,155 and $1,508,844 in the comparable periods of 1996. These decreases were due to lower sales to existing OEM/International customers, as well as to domestic customers.

Gross profit margins on sales were 51.5% of net sales for the quarter and 50.2% for the six months ended December 31, 1997. The inprovement from a 49.7% gross margin reported for the first six months of 1996 resulted from lower unabsorbed fixed costs despite the lower level of sales. Selling, general and administrative expenses of $287,825 for the quarter and $547,576 for the six months ended December 31, 1997 were 57.4% and 53.2% of net sales compared to expenses of $493,378 and $906,000 or 69% and 60.1 % of net sales for the same periods last year. Total selling, general and administrative expenses were approximately 40% lower than they were in the second quarter and first half of fiscal 1996. This is due to lower commissions and efforts to cut and control costs company wide.

Research and development costs during the second quarter and first six months of fiscal 1997 were reduced 22.7% and 36.9% respectively from last year. This is a result of efforts to decrease expenses company-wide.

Net losses for the quarter and six months ended December 31, 1997 were $111,722 and $166,139 respectively compared to losses of $311,729 and $291,711 for the same periods last year. These substantially reduced losses despite substantially lower sales are a direct result of efforts to reduce costs company-wide.

During the first six months of fiscal 1997, accounts receivable decreased from $554,552 at June 30, 1997 to $392,286 at December 31, 1997. Inventory increased slightly from $512,812 to $516,203 at December 31, 1997.

Liquidity and Capital Resources
Operating activities provided $92,676 and used $154,135 of cash during the quarter and six months ended December 31, 1997. This compared to $68,412 used during the quarter and $285,377 used during the six months ended December 31, 1996. In the second quarter and first six months of fiscal 1997, capital expenditures were $1,759 compared to $19,609 and $77,521 spent for the same periods last year.

Subsequent to quarter ended September 30, 1996, the Company was released from a factoring agreement with Global Acceptance Corporation of Ann Arbor, Michigan and entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia (see Note 8 to the financial statements). Interest costs have increased because of debt incurred.


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

Since December 31, 1997 the Company has been in violation of its preferred stock agreements with Nishimoto-Sangyo Company, Ltd. and SCANA Corporation, the Company's two preferred stockholders. These two preferred stock agreements require that an annual dividend of $50 per $1,000 of the face value of the preferred stock be declared and paid at the end of each calendar year. However, the Company had deficits in both retained earnings and stockholders equity at December 31, 1997 and therefore under Delaware law cannot legally declare a stock dividend. Nishimoto-Sangyo has been unwilling to convert unpaid dividends into additional common or preferred shares of Advanced Medical, as they have done in prior years, but has indicated a willingness to sell their common and preferred stock in the Company in exchange for shares of Carolina Medical, Inc. If that transaction were to be consummated, then Carolina Medical would own 55.3% of the common stock and 93.3% of the preferred stock of the Company issued and outstanding.

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