Form 10KSB
period 1997-06-30
ADVANCED MEDICAL PRODUCTS INC
filed 1998-05-19
CIK 807732

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	---------------

	FORM 10-KSB

(Mark One)
 X 	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997

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

	                 (803) 407-3044
	Issuer's Telephone Number, Including Area Code)

	Securities Registered Under Section 12(b) of the Exchange Act

							Name of Each Exchange on
   Title of Each Class			      Which Registered

        None          			          None

	Securities Registered Under Section 12(g) of the Exchange Act

	Common Stock, $.01 par value
	(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]	  No [ x ]

Check here if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no
disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [   ]

The Issuer's total revenues for its most recent fiscal year were $2,976,847.

The aggregate market value, as of December 31, 1997, of voting stock held by non-affiliates was approximately $820,524.97/

The number of outstanding shares of common equity on December 31, 1997 was 5,962,495

Transitional Small Business Disclosure format (check one):
Yes [    ]	  No [ X ]

Total pages =   .   	Exhibit Index Appears on Page   .

	ADVANCED MEDICAL PRODUCTS INC.


	INDEX


		Item									Page

PART I	1.   Description of Business				  3

		2.   Description of Property				 15

		3.   Legal Proceedings					 16

		4.   Submission of Matters to a Vote of
			Security Holders					 17

PART II	5.   Market for Common Equity
			and Related Stockholder Matters		 17

		6.   Management's Discussion and Analysis	      20

		7.   Financial Statements					 25

		8.   Changes in and Disagreements with
			Accountants on Accounting
			and Financial Disclosure				 25

PART III	9.   Directors, Executive Officers, Promoters
			and Control Persons; Compliance with
			Section 16(a) of the Exchange Act		 26

		10.  Executive Compensation				 28

		11.  Security Ownership of Certain Beneficial
			Owners and Management				 34

		12.  Certain Relationships and Related
			Transactions						 35

PART IV	13.  Exhibits, List and Reports on Form 8-K	 36


Item 1.	Description of Business

	Advanced Medical Products Inc. (the "Registrant" or the "Company") develops, manufactures, assembles and markets medical diagnostic equipment and software primarily for use in physicians' offices. Holter monitors (24 hour electrocardiogram (ECG) monitors) and ambulatory blood pressure (ABP) instruments have provided most of the Company's past sales. A portable ultrasound imager developed by the Company has not produced sales, but is expected to contribute to future sales.

	The Company has demonstrated it's ability to develop, produce and market miniaturized electronic devices for medical applications that are generally smaller, lighter and take less power than similar products offered by competitors; it's mission is to provide to the medical profession leading edge hardware and software technology that will save physicians time, reduce cost of health care and improve patient outcomes. Most of the Company's revenues in the past have resulted from sales to office based family practice physicians, internists and cardiologists. Because of changes taking place in health care, the Company is in the process of redirecting much of it's marketing efforts towards managed care organizations, including Health Maintenance Organizations (HMO's), Group Purchasing Organizations (GPO's), Integrated Health Networks (IHN's) and hospitals where many of the purchasing decisions are now being made. In addition, much of the engineering development efforts are being directed toward enhancements and features such as personal computer (PC) interfaces, "Windows" based software and digital storage and electronic transfer of medical records (telemedicine) that make the Company's products more attractive to the markets available in the current health care environment. The Company intends that all future products will be PC based, and will include telemedicine features.

	The Registrant was incorporated under the laws of the State of Delaware on September 3, 1986, and in June 1987, successfully concluded an initial public offering of its Common Stock, providing net proceeds to the Registrant of approximately $2,034,000. Effective September 13, 1989, the Registrant reverse split its outstanding Common Stock at the rate of 1:100, and recapitalized so as to authorize the issuance of a total of 5,000,000 shares of Common Stock, $.01 par value. All references to shares and per share data in this Annual Report give retroactive effect to such reverse split and re-capitalization. In September 1992, the Company amended its Certificate of Incorporation so as to create a class of stock consisting of 4,000 shares of redeemable Class A Preferred Stock, and sold 2,000 of such shares, for $2,000,000, to Nishimoto Sangyo Company, Ltd., (Nishimoto) a distributor of the Company's products (see "Distributor/OEM Arrangements", and "Market for Common Equity and Related Stockholder Matters"). In 1996, Nishimoto assigned all rights of redemption on the preferred stock to the Company and purchased 113 additional shares of preferred stock, and subscribed for 300,000 shares of common stock, paid in satisfaction of $215,000 in unpaid dividends and interest. In 1996, the Company amended its certificate of incorporation increasing the authorized common stock to 7,000,000 shares.

	During the Registrant's third quarter of fiscal 1996, Carolina Medical Inc. purchased from the Company a total of 2,150,000 shares, or 42.1%, of the Company's then currently issued and outstanding common stock for $430,000. In November 1997, Carolina Medical purchased an additional 850,000 common shares, which increased that Companys ownership in the registrants common stock to 3,000,000 shares or 50.3% of the total outstanding.

	For the two fiscal years ended June 30, 1996 and June 30, 1997, the Registrant generated revenues of $4,232,428, and $2,976,847, respectively, and incurred net losses of $(1,040,418), and $(680,912), respectively. In 1996, equity investments of $430,000, the conversion of the $2,000,000 in redeemable preferred stock into non-redeemable preferred stock, the conversion of $215,000 in unpaid dividends into equity, the conversion of $160,000 in past due rent into long term liability (which was subsequently converted to equity in September 1996), the cancellation of certain future long term lease payment obligations and the implementation of operating cost reductions totaling more than $60,000 per month, the Company's financial position was substantially improved. In December 1996, Nishimoto converted $104,000 of their December 31, 1996 preferred stock dividend into 104 shares of $1,000 face value Preferred Stock to bring their total Preferred Stock ownership to 2,217 shares out of 2,377 shares of Class A Preferred Stock outstanding.

PRODUCTS

	The Company's products include various solid state electronic medical diagnostic devices supported by several proprietary "D.O.S." and "Windows" based software programs that run on personal computers. Current products consist of a family of ambulatory electrocardiogram ("ECG") monitors, and ambulatory blood pressure ("ABP") monitors. The Company's products are assembled at and shipped from the Company's facilities in Columbia, South Carolina (see "Assembly and Shipping", below) and are marketed by the Company and by several private label distributors (see "Distributor/OEM", below). Manufacturing of circuit assemblies is out sourced to contract manufacturers. The Company markets its products through in-house marketing personnel, with extensive use of direct mail and telemarketing in conjunction with independent manufacturers representatives (see "Sales and Marketing", below). During fiscal 1997, product revenue was derived from sales of ambulatory ECG monitors and blood pressure monitors and a unique combination unit that monitors both ECG and blood pressure. The Company's first marketable software product, the MICRO ANALYST I was introduced during the year and had some sales; however, the MICRO ANALYST I is expected to contribute more to 1998 revenues.

	Marketing of the Company's existing and proposed products are and will be subject to the jurisdiction of the Federal Food and Drug Administration
("FDA"). In addition, the ability of the Company to successfully market its products is materially dependent upon the extent to which medical procedures utilizing the Company's products are reimbursable under insurance programs.
While most procedures utilizing the Company's existing products are currently reimbursable, there is no assurance that current reimbursement policies will continue. Further, changes in the national health care system brought about by changes in governmental regulation, and in the insurance industry have had and will continue to have substantial affect on the Company and its operations.
(See "Government Regulation" and "Insurance Reimbursement", below.)

Ambulatory ECG (Holter) Monitor

	An electrocardiogram ("ECG") is a primary source of diagnostic information for the physician as it has the capability to non-invasively (without puncture or incision of the skin or insertion of an instrument into the body) record and detect electrical events of the heart, including arrhythmia's (disorders of the cardiac rhythm) and/or symptomatic or asymptomatic (without symptoms) ischemia (the interruption of blood supply and oxygen to the heart, caused by the blockage of coronary arteries). An ambulatory (a diagnostic technique where the patient is monitored while engaging in normal activities) ECG monitor consists of electrodes which are taped to the patient's chest and connected by cables to a monitor which records up to 24 hours of ECG information transmitted from the electrodes. The ECG monitor stores the information received, and, when connected to a computer and/or external printer, can be stored for future use, displayed on a viewing monitor and/or printed, or transmitted electronically to a remote site for interpretation by a specialist.

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

	The Company's proprietary MICRO FD? ECG Monitor has the ability to continuously record, and subsequently print out, up to 24 hours of ECG waveforms in a compressed format known as "full disclosure". In addition, this system prints full size, diagnostic quality ECG strips of clinically significant events, such as arrhythmias and ischemia.

	The Company's proprietary MICRO SI? was introduced in 1988. The MICRO SI? utilizes the same basic technology as the MICRO FD?, and, in addition, by interfacing the monitor with a computer, the operator is provided with a variety of analysis, editing, display, reporting and/or storage options, including comprehensive printout capabilities. Included is an option for high speed, superimposition scanning.

	The Company's proprietary "New Age" ambulatory ECG monitoring system introduced in 1992 is an advancement over the MICRO FD? and MICRO SI? systems due to its smaller size and lighter weight. The "New Age" system is used with a direct operator interface or by interfacing with a monitor and computer, using proprietary "New Age" software developed by the Company, which runs on the "D.O.S." operating system. The Company recently introduced a new software product called "MICRO ANALYST I" for use with the New Age which operates on a PC under the "Windows" or "Windows 95" operating systems. Numerous features and enhancements were added to the MICRO ANALYST I during fiscal 1997.

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

	The Company currently offers both a stand-alone ABP monitor and combined ECG Holter and ABP Monitor. The Company has received FDA pre-marketing clearance to market the ABP Monitor. The stand-alone blood pressure monitoring procedure is not generally reimbursable under many existing government-sponsored reimbursement programs; however, private, third-party insurers are increasingly approving reimbursement for the blood pressure procedure. Management believes that this trend is due to lower long-term costs to carriers when hypertension is diagnosed early. The ECG Holter procedure performed simultaneously with the blood pressure procedure, utilizing the Company's combined ECG Holter and ABP Monitor, is currently reimbursable under existing reimbursement guidelines recommended by HCFA. Due to current reimbursement guidelines, Management anticipates that domestic sales of ABP Monitors will continue to be predominantly for the combined ECG Holter and ABP Monitor version of the product. This product is unique in the market as the Company believes it is currently the only manufacturer producing a combination system.

Twelve Lead Electrocardiograph

	During fiscal 1993, the Company commenced marketing a twelve lead electrocardiograph (the "SPECTRA ECG?") for use in the physicians' office. The SPECTRA ECG? is designed to operate in conventional "12 lead" or "rhythm" modes, thus allowing the physician to perform in-office ECG analysis. To assist the physician in this analysis, the SPECTRA ECG? performs an "interpretive" analysis. The SPECTRA ECG? incorporates computer software that is proprietary to an unaffiliated third party. The Company has licensed the non-exclusive right to use such software in the SPECTRA ECG?, and incurred annual license fees for such right. The Company pays royalties based upon products actually sold, subject to minimum annual guaranteed royalties payable to the licensor. Management determined in 1996 that the Company had not been successful at selling the SPECTRA ECG product against aggressively priced competitive products at prices and in sufficient quantity that would cover manufacturing, royalty and selling expenses. Therefore, the Company has phased out the SPECTRA ECG product. Reserves were booked in 1996 to cover the costs of such phase out. Effective April 1, 1996 the minimum annual guaranteed royalty was terminated by agreement with the Licensor.

Ultrasound Imager

	The Company has developed the first model of a miniaturized, hand-held, ultrasound imager (the "MICROS QV?" previously known as the "Ultra PCI"). Market introduction of this product at the American College of Emergency Physicians show in September 1996 gave indicators of strong market interest. The MICROS QV? displays real time, ultrasound images of internal organs on a small flat panel television screen (3" diagonal). The unit permits the physician to "freeze" any image on the television screen and store up to ten images internally in digital memory. The image may be reproduced to a hard copy through an accompanying printer or transmitted to a personal computer for storage on a hard disk or floppy disk for subsequent image storage, archiving, processing or for electronic transfer to a remote location for interpretation or "second opinion" by a specialist. The MICROS QV? weighs approximately 33 ounces and its size is approximately 5"x2"x9". The unit is powered by a rechargeable battery pack that provides up to two hours of continuous scanning.

	Management believes that the MICROS QV? is a unique product which provides two major advantages over other currently available ultrasound technology: first, the ease of use of a small unit, and; second, the lower cost of the device. Management is not aware of another hand held ultrasound imager currently available in the marketplace. Management believes that the market for the MICROS QV? includes various hospital departments such as emergency departments and radiology and a wide range of physicians, including gynecologists, obstetricians, cardiologists, internists, family practitioners and general practitioners. In emergency room, ambulance of emergency helicopter situations, life saving answers may sometimes be found using the portable MICROS QV? Ultrasound system for immediate abdominal or pelvic exams. Findings may include (but not limited to) pericardial effusion, left ventricle hypertrophy, ectopic pregnancy, ovarian cyst, fluid in the abdomen, abdominal aortic aneurysm, gall stones and kidney stones.

	The Company has received FDA pre-marketing authorization for the MICROS QV?, and has built prototype units, but does not presently have the financial, technical or marketing resources needed to release the product. While Management believes that procedures utilizing the MICROS QV? will be reimbursable on a basis equivalent to procedures utilizing other ultrasound imagers, there is no assurance that such reimbursement will continue at its present rate. (See "Government Regulation", below.)

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

The Company has purchased most of the parts and materials needed to manufacture twenty five pre-production units and has completed production of fifteen units of the MICROS QV product. Approximately $135,000 of the Companys inventory is devoted to this product line, which could be considered at risk if the product is not successfully marketed.

INTERNATIONAL DISTRIBUTION/OEM ARRANGEMENTS

	The Company sells its products internationally through foreign distributors, some of whom resell the products under their own private label. In addition, the Company derives a portion of its revenues from domestic and international arrangements pursuant to which the Company manufactures products intended to conform to specifications provided by customers, for resale by such customers under their own respective product designations. In some cases, the Company grants the Distributor/OEM an exclusive geographic territory in which the Company agrees not to authorize any other Distributor/OEM to sell products bearing the product name and/or product configuration manufactured for any other Distributor/OEM. The Company intends to continue to pursue Distributor/OEM business on a purchase order basis, and is currently a party to Distribution/OEM Agreements with customers including Nishimoto Sangyo Company, Ltd. ("Nishimoto"), Kontron Instruments Ltd., and Delmar Avionics.

	Pursuant to the Company's distributor agreement with Nishimoto, Nishimoto has agreed to purchase products from the Company for resale under its product name and design in Japan and Taiwan. In addition, at the time of execution of the initial Distribution/OEM Agreement, Nishimoto purchased $2,000,000 of the Company's redeemable Class A Preferred Stock. The Distribution/OEM Agreement, which expired in October 1997, was extended to October 1998. The Company believes that the Distribution Agreement will be extended year to year. On
March 31, 1996 the preferred stock agreement was renegotiated and Nishimoto assigned all redemption rights to the Company. See "Market for Common Equity and Related Stockholder Matters", below.

	Nishimoto accounted for 11% of the Company's total revenues in fiscal 1997 and 13% in fiscal 1996; Kontron accounted for 7% in revenues in 1997 and 16% in 1996.

GOVERNMENT REGULATION

	Regulations applicable to the marketing of medical devices, including claims as to product capability and performance, are generally administered by the Federal Food and Drug Administration ("FDA"). In addition, policies concerning insurance reimbursement for procedures performed by physicians using the Company's products are influenced by determinations of the United States Health Care Financing Administration ("HCFA"). The Company has, from time to time, consulted with professional advisors experienced in FDA and HCFA matters, however no written legal or other opinions have been obtained from such advisors in connection with their consulting activities or the Company's FDA filings. The Company relies upon the expertise of Management in formulating Company policy affected by FDA and HCFA regulations and guidelines. Further, changes in national health care policy and other changes in governmental regulations, have affected and will continue to affect the Company and its operations.

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

	The Company has received FDA pre-marketing clearance for its family of Holter and ECG monitors, its ABP monitors, as well as for the ULTRA PVD? and the MICROS QV? ultrasound imagers.

Insurance Reimbursement

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

	Procedures utilizing the Company's existing family of products are reimbursable under existing reimbursement codes recommended by HCFA. However, there is no assurance that procedures utilizing such products will continue to be reimbursable or that reimbursement will continue at current rates. Management believes that blood pressure diagnostic procedures are currently reimbursable under insurance guidelines in certain regions and that procedures utilizing the ABP Monitor are reimbursable by some private carriers. Management expects that such reimbursement will increasingly be approved by private carriers as the long-term cost saving benefits of early diagnosis of hypertension are shown.

Changes in Legislation

	The current political and social climate in the United States includes the continuing pursuit of health care reforms designed to provide health care benefits to all Americans. An emphasis of most health care reform proposals was on preventative care, i.e., early diagnostic testing and early intervention and treatment, rather than high cost, critical care at a later date.
Management believes that proposed change in legislation will have a favorable impact upon the Company's future operations because they address the need for primary care physicians to undertake responsibility for diagnostic testing in their office practices.

	While management continues to believe that additional health care reforms will be adopted, the current political environment makes it impracticable to predict the precise direction and nature that health care reform may take. The extent of governmental regulation of medical diagnostic devices which might arise from future legislative or administrative action, and the consequences thereof to the Company, cannot accurately be predicted at this time.


SALES AND MARKETING

	The Company markets its products through an in-house network consisting of marketing persons, regional sales managers and territorial sales assistants.
 Marketing personnel utilize on-going direct mail campaigns and selected trade shows to create awareness and generate leads for its sales force. Territory sales assistants qualify leads, and the regional sales managers then follow-up leads and pursue sales. Sales personnel are compensated primarily on a commission basis (and, in certain cases, by salary plus commission). The Company also markets its products in the U.S. through independent manufacturers' representatives.

	The Company has focused its marketing efforts toward office-based, primary care physicians, and has found that, due to their large number, direct mail and telemarketing are efficient tools to create awareness and generate interest in the Company's products.

	The Company sells its products internationally through foreign distributors. Currently the Company has distribution agreements with Nishimoto Sangyo Company Ltd. for distribution in Japan and Taiwan and with Kontron Instruments for distribution throughout Europe.


RESEARCH AND DEVELOPMENT

	The Company currently conducts research and development activities in order to enhance existing products and develop proposed products. For the two fiscal years ended June 30, 1997 and June 30, 1996, the Company incurred research and development expenditures of $205,264, and $363,100, respectively.
 Additional direct costs of development of the Windows 95 based Analyst I software were capitalized during both fiscal years. Most of research and development expenses during the most recent fiscal year were incurred in connection with enhancements to the Holter and Ambulatory Blood Pressure devices; in fiscal 1996, much of the expense was incurred on the Micros QV and on write-offs of previously capitalized costs.

	The Company intends to rely upon trade secret protection and confidentiality agreements, as well as restrictions on disclosure of information contained in design documentation, to safeguard its proprietary product designs and technology. Nevertheless, competitors may be able to learn certain of the Company's trade secrets or copy its product designs or develop similar products. Should the Company be unable to safeguard its trade secrets, it could materially impact on the Company's business. (See "Patents and Trademarks", below.)


ASSEMBLY AND SHIPPING

	The Company's ECG monitors, its ABP Monitors and MICROS QV Ultrasound products consist of solid state electronic components and circuit boards, electrical cables and computer software programs. Some components are standard items, while others will be manufactured to the Company's specifications. The components are generally available from multiple sources and the Company does not believe it will be dependent upon specific suppliers as the sole source of components for its existing and proposed products. The Company currently has no binding arrangements with any subcontractors. Molded plastic parts for the various products manufactured by the Company are subcontracted for manufacture to the Company's specifications by unaffiliated parties using tooling owned by the Company. Component parts are assembled at and systems are shipped from the Company's facilities. The Company intends to out source more of its manufacturing in the future in order to further reduce in-house fixed costs.

	Operations at the Company's facilities include assembly, quality control, servicing, and shipping. The Company performs test and inspection procedures in order to minimize errors and enhance operating reliability. The Company believes that its procedures are consistent with regulations established by the FDA with respect to manufacturing practices for medical devices. The FDA periodically reviews the Company's facilities and procedures, having recently completed a review in October 1997.

	There is a risk that the Company may have to repair or replace products which it markets or reimburse persons for products in use that prove to be defective, and the Company books warranty reserve to cover an estimate of these expenses. In addition, the Company could be subject to claims for personal injuries or property damage resulting from the use of its products. To date, Management is not aware of any product liability claim against the Company.
The Company does not currently maintain product liability insurance, and a successful product liability claim could have a materially adverse impact on the Company's financial condition.

BACKLOG

	As of June 30, 1997 and June 30, 1996, the Company's backlog of orders was not significant. Generally, the Company builds product to forecast and ships from stock and does not have a significant backlog.

COMPETITION

	The Company's current and proposed products face competition from a variety of professionally accepted and recognized diagnostic systems. Competition is based on product characteristics (including reliability and performance efficiency), price, warranty terms and service. Numerous companies produce medical electronic equipment, many of which have substantially greater financial resources and personnel than the Company. The Company also competes with commercial services, which provide ambulatory ECG and ABP monitoring, and ultrasound imaging services to individual physicians, physicians' group practices and hospitals.

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

PATENTS AND TRADEMARKS

	Management does not believe that the technology incorporated into its ECG monitors, ABP Monitors and other current products, or to be incorporated in the Company's proposed products, is amenable to patent protection because such technology is not new, but rather represents innovative uses for existing technology. The Company intends to rely upon trade secret protection and confidentiality agreements, as well as restrictions on disclosure of information contained in design documentation, to safeguard its proprietary product designs and technology. Nevertheless, competitors may "reverse engineer" the Company's products and thereby learn certain of the Company's trade secrets or copy its product designs or develop similar products. Should the Company be unable to safeguard its trade secrets, it could materially impact on the Company's business. While the Company intends to rely on common law ownership and un-patented proprietary processes to protect its trade secrets, there is no assurance that others will not independently develop such processes or independently develop substantially similar processes and even obtain patents thereon. (See "Research and Development", above.)

	The Company claims common law trademark ownership of the identifying names of its products (e.g., MICRO SI?, ULTRA PVD?, SPECTRA ECG?, MICROS QV?, MICRO ANALYST I, etc.), and evidences such ownership claims through the use of symbol "TM". The Company intends to claim trademark ownership with respect to identifying names of proposed products, as and when such proposed products are shipped or sold. The Company has not sought and does not currently intend to seek formal Federal trademark registration for its product names. Such common law trademark ownership provides trademark protection only in jurisdictions in which the trademark is actually used and, therefore, it is possible that third parties may claim trademark ownership in the Company's marks in jurisdictions where the Company is not actually using the trademark. While Management believes that Federal registration is not required in order to obtain trademark protection, such registration would provide certain protection in addition to those afforded by the use of the symbol "TM" (e.g., the right to sue in Federal court for trademark infringement; constructive notice of a claim of ownership, which eliminates a good faith defense for a party adopting the trademark subsequent to the date of registration; and prima facie evidence of the validity of the registration, Registrant's ownership of the mark and of Registrant's exclusive right to use the mark in commerce in connection with the goods specified in the registration certificate). In the event a third party were to successfully challenge any trademarks used by the Company, significant expense in adopting new trademarks could be incurred.

EMPLOYEES

	The Company currently employs 15 full-time persons consisting of its Chief Executive Officer, its President, 1 Vice President, a sales and marketing staff of 4, a manufacturing staff of 4 persons, 1 service person and 1 quality control person, a product development engineer, and 1 administrative person. The Company also employs part-time persons, 4 in sales, 1 in administration and utilizes the services of outside consultants from time to time. The Company is not a party to any collective bargaining agreement and believes it enjoys harmonious employee relations.


Item 2.	Description of Property

	The Company is a party to a lease agreement (the "Lease") with T & L A Partnership (the "Landlord"), pursuant to which the Company has leased a 10,080 square foot building located at 6 Woodcross Drive, Columbia, South Carolina 29212. This Lease is for a term of five years, which commenced on November 1, 1996. The Lease provides for the Company's payment of rent in the amount of $6,720 per month for year one, $7,056 per month for year two, $7,392 per month for year three, $7,728 per month for year four, and $8,064 per month for year five of the Lease term. The Company is required to maintain the property at its expense, and to pay the costs of electricity, lights, water, sewer, heat, janitor service and all other utility services consumed in connection with the
Company's tenancy. 	The Company will have the option of renewing the lease
for an additional five (5) years at the prevailing rate in effect at the end of the initial five year lease period, with all terms and conditions of the original lease applicable throughout the second or optional five years. The Company also had an eighteen (18) month purchase option with the right to buy the property or assign this option to an affiliated party, which expired on April 30, 1998.

	Prior to November 1, 1996, the Company had a lease agreement (the "Lease") with South Carolina Real Estate Development Company, Inc. (the "Landlord"), pursuant to which the Company leased approximately four acres of land and a building consisting of approximately 20,800 square feet situated thereon. The land and building (the "Premises") are located at the Carolina Research Park, in Columbia, South Carolina. The Lease was originally for a term of fifteen years, which commenced on or about January 20, 1993. On September 20, 1996, the Company terminated it's lease effective October 31, 1996 and satisfied all past due amounts with the issuance of 160 shares of $1,000 per share face value Class A Preferred Stock. The Class A Preferred Stock carries an annual dividend of five percent (5%) payable in January of each year. The lease was terminated with no further obligations on future periods of the lease.


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

	The Company was a third party defendant in a lawsuit commenced on or about July 28, 1993 under the caption Joseph W. Grefer v. Paul Anderson, individually, and d/b/a Crossroads Commons (New York Supreme Court, County of Onondaga). On February 20, 1997, a Decision by the Supreme Court dismissing the Paul Anderson third-party action against Advanced Medical Products was made. Since then, a Notice of Appeal has been filed, but no preliminary filings have been received.


	The Company was a defendant in a lawsuit commenced on August 12, 1994 in Court of Common Pleas, State of South Carolina, under the caption Keshlear Associates, Inc. v. Advanced Medical Products. On November 7, 1996, both parties agreed to resolve the controversy for a total of $18,200. The Company paid the Plaintiff $9,200 at that time and agreed to pay monthly installments of $750. The last payment was made November 7, 1997.


Item 4.	Submission of Matters to a Vote of Security Holders

	No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

	PART II


Item 5.	Market for Common Equity and Related Stockholder Matters

	The Registrant's Common Stock, $.01 par value, is traded in the over-the-counter market and, through February 1, 1995 was quoted on the NASDAQ automated quotation system under the symbol "ADVA". The Company's Common Stock was de-listed from NASDAQ trading commencing February 2, 1995, due to the Company's inability to meet NASDAQ capital and surplus requirements.

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



								High Bid	Low Bid

	Third Calendar Quarter, 1995	       7/16        3/16

	Fourth Calendar Quarter, 1995	    	   1/2        3/16

	First Calendar Quarter, 1996	    	  7/16         1/4

	Second Calendar Quarter, 1996	   	   1/2         1/4

	Third Calendar Quarter, 1996	        1/2         1/4

	Fourth Calendar Quarter, 1996          3/4        3/16

	First Calendar Quarter, 1997	       7/16        3/16

	Second Calendar Quarter, 1997	       6/16        2/16


	As of December 31, 1997, there were approximately 1,883 record holders of the Registrant's outstanding Common Stock.

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

	Registrant has 4,000 shares of authorized Class A Preferred Stock, no par value, of which 2,377 shares are currently issued and outstanding. Nishimoto Sangyo Company, Ltd. ("Nishimoto") owns 2,217 shares, and 160 shares are owned by SCANA Corporation. The Class A Preferred Stock provided that a majority of the holders of such shares may require Registrant to redeem all or any portion of such shares at any time following the expiration or termination of that certain Distribution Agreement between Registrant and Nishimoto, dated
September 8, 1992, as amended, or in the event of a change of control of Registrant of a nature which would be required to be reported in response to
Item 6(e) of Schedule 14A of the Securities Exchange Act of 1934, as amended. Further, Registrant was required to redeem all outstanding shares of the Class
A Preferred Stock on October 15, 2002.

	Pursuant to that certain First Amendment to Preferred Stock Purchase Agreement between Registrant and Nishimoto, effective as of March 31, 1996 (the "Amendment"), Nishimoto assigned to Registrant all rights of redemption, mandatory or otherwise, to which Nishimoto was entitled with respect to all or any part of the Class A Preferred Stock. The rights of redemption which were assigned, included all demand redemption rights upon the expiration or termination of the Distribution Agreement or as of October 15, 2002.

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

	The terms of the Class A Preferred Stock entitled the holder thereof to cash dividends at the rate of $50.00 per annum per share. Dividends on such shares are cumulative. Such dividends are payable annually in arrears. The dividends payable upon the Class A Preferred Stock for December 31, 1994 and December 31, 1995 were not paid to the holder of such shares. As of March 31, 1996, the total arrearage was $215,000. Pursuant to the Amendment with Nishimoto, Registrant satisfied the accrued, but unpaid, December 31, 1994 dividend and interest thereon by the issuance of an additional 113 shares of no par preferred stock as an offset to $113,000 of their accrued dividend and accumulated interest. The balance of $102,000 of their accrued dividend and interest due December 31, 1995 was converted into 300,000 shares of $0.01 par common stock at $0.34 per share as of March 31, 1996 and were issued by December 31, 1996. Nishimoto waived and released any and all claims and causes of action against Registrant arising on account of the nonpayment of the December 31, 1995 dividend.

	On January 12, 1996 Carolina Medical, Inc., a privately held medical device manufacturing company located in King, North Carolina, purchased 750,000 shares of Advanced Medical Products, Inc.'s authorized but un-issued common stock for $150,000. BIOTEL International, Inc., a holding company (which was subsequently acquired by Carolina Medical) purchased an additional 1,400,000 shares of Advanced Medical's common stock on March 29, 1996 for $280,000. As a result of these stock purchases, Carolina Medical beneficially owned an aggregate of 2,150,000 shares, or 42.1%, of the Company's common stock.

	In December 1996, Nishimoto converted $104,000 of their December 31, 1996 preferred stock dividend into 104 shares of $1,000 face value Preferred Stock to bring their total Preferred Stock ownership to 2,217 shares out of 2,377 shares of Class A Preferred Stock outstanding

	On October 20, 1997 the Company entered into a Stock Purchase Agreement with Carolina Medical, Inc., selling an additional 850,000 shares of common stock of Advanced Medical Products, Inc. to Carolina Medical, Inc. for $263,500. Of this amount, $183,500 was paid to the Company in November and the balance was structured as a note, which was paid by April 30, 1998. This stock purchase increased Carolina Medicals ownership in the Company to 3,000,000 shares or 50.3 percent of the 5,962,496 issued and outstanding common stock shares.

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

Item 6.  	Management's Discussion and Analysis

	"Management's Discussion and Analysis" of the financial condition and results of operations, and other sections of this report contain various "forward-looking statements" which represent the Company's expectations concerning future events including the following: the Company's future cash flows, results of operations and overall financial performance, the expected continuing availability of the credit line, the Company's continuing ability to sell its Holter and ambulatory blood pressure products to office practices, and the Company's belief regarding future recovery from declining revenues in the medical device industry.

	Because of the forgoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.


RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

	Net sales declined 30% to $2,976,847 in fiscal 1997 from $4,232,428 in fiscal 1996. Sales of medical devices to office based physicians in the Companys major markets, the U.S., Europe and Japan, have continued to be adversely impacted by changes taking place in the health care industry, particularly the continuing moves toward managed care and capitation of costs. Many physician practices have been sold to hospitals or managed care groups and capital equipment expenditures by health care providers have been reduced substantially over the past few years.

	The Companys international sales were down more than domestic sales with sales to Nishimoto Sangyo, the Companys distributor in Japan, off more than 40%. Sales in Germany were also considerably lower due to general economic conditions in Germany and reductions in medical procedure reimbursement rates implemented in Germany during 1996. Lower international sales impacted profits to a greater degree than lower domestic sales because of the substantially lower sales and marketing costs to the Company on international sales.

	Despite lower sales, gross margins were increased from 42% in fiscal 1996 to 45% in 1997 so that gross profits of $1,333,887 in fiscal 1997 were off by $430,565 even though sales were off by $1,255,581. This was the result of a combination of lower inventory write-offs in 1997 and by continuing cost reduction measures that reduced fixed overhead expenses. Emphasis on selling products with higher profit margins also contributed positively.

	Selling, general and administrative expenses of $1,782,301 or 59.9% of sales were lower by $869,327 in fiscal 1997, partly due to lower commissions on the lower level of sales and partly due to reduced expenditures on marketing, lead generation, and salaries. Selling, general and administrative expenses in 1996 were 62.7% of a much higher sales level. Some of the marketing and sales cost reductions implemented in fiscal 1997 undoubtedly contributed to lower sales in 1997.

	Research and development costs for fiscal 1997 of $205,264 were 7% of sales and were lower than in 1996 by $157,836; additional direct costs of development of the Windows 95 based Analyst I software product were capitalized during both fiscal years. This product is expected to contribute to sales in fiscal 1998; the capitalized costs of $90,078 will be expensed over a three year expected useful life of the product.

	Interest expense increased from $22,314 in fiscal 1996 to $65,168 in fiscal 1997 as a direct result of borrowing against the revolving credit line established with Emergent Financial Group during the second quarter of fiscal 1997.

	The net loss for fiscal 1997 was ($680,912) compared to losses of ($1,040,418) in fiscal 1996. Although net losses have been substantially reduced in each of the last two fiscal years, cost cutting measures have not produced cost savings fast enough to return the Company to profitability in light of the steadily declining sales. Of the $680,912 loss in 1997, $311,729 of it was reported in the second quarter when the Company wrote off a remaining inventory from an unprofitable product line, and incurred expenses in connection with relocating to lower cost facilities. The Company believes that fixed costs have now been reduced sufficiently to enable the business to operate near break-even at the current level of sales. However, there can be no assurance that sales will not continue to decline or that additional cost reductions will not be required in order to attain profitability.

	Cash was higher at the end of fiscal 1997 by $36,307. Inventory was reduced during the year by $236,958 to $512,812 by a combination of write-offs for discontinued product lines, and continuing efforts to reduce required stocking levels. Current assets were lower at June 30, 1997 by $253,467; total assets were lower by $297,503.

	Current liabilities were higher at the end of fiscal 1997 by $373,380; long term liabilities were lower by $138,066.


Fiscal 1996 Compared to Fiscal 1995

	Net sales decreased 10% to $4,232,428 in fiscal 1996 from $4,684,664 in fiscal 1995 following a 29% decline in sales from 1994 to 1995. These decreases were primarily the result of unsettled market conditions in the medical device market, and in the health care industry in general, caused by governmental and insurance company driven health care reform. Many of the Company's customers, primarily office based physicians, have sold their practices to hospitals or managed care groups, or have seen their incomes capped, which caused them to delay investing in capital equipment to enhance their practices.

	Gross margin decreased from 45% in fiscal 1995 to 42% in fiscal 1996, due to the write-offs and reserves totaling $406,000 for obsolete and discontinued inventory. Without these write-offs and reserves, the 1996 gross margin would have improved to 51%.

	Selling, general and administrative expense included wages and salaries of approximately $748,043 in fiscal 1996 (including the severance package of $85,040 for the previous President), and $762,000 in fiscal 1995 with the fiscal 1996 decrease attributable primarily to the January 1996 layoffs. The overall decrease in selling, general and administrative from $3,561,249 in fiscal 1995 to $2,651,628 in fiscal 1996 is primarily due to January layoffs and continued efforts to reduce and control costs.

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

	Accounts receivable decreased from $643,153 in June 30, 1995 to $547,441 at June 30, 1996. The decrease resulted from decreased revenues and efforts to expedite collections.

	Inventory decreased from $1,208,358 at June 30, 1995 to $749,770 at June 30, 1996. The decrease resulted from efforts to reduce purchases and from write-offs of certain obsolete inventory and reserves for discontinued product lines.

	Other current assets decreased from $256,678 in fiscal 1995 to $117,095 in fiscal 1996. The decrease is primarily due to the expensing of an un-collectible note receivable and the elimination of lease deposits as a result of debt restructuring.

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

LIQUIDITY AND CAPITAL RESOURCES

	Operating activities used $405,790 of cash during fiscal 1997 compared with $309,453 used during fiscal 1996. In fiscal 1997, $103,910 was used for capital expenditures compared with $90,459 in fiscal 1996. Cash increased by $36,307 in 1997 and decreased by $17,480 in 1996.

	On October 21, 1996, the Company entered into an asset based credit agreement with Emergent Financial Corporation of Greenville, South Carolina. Under this agreement, the Company may borrow 80 percent of eligible accounts receivable (as defined in the agreement) and 30 percent of eligible inventory (as defined in the agreement) up to a total loan balance of $750,000. Interest is calculated at an annual percentage rate of Prime plus 2% as defined by NationsBank of Georgia, N.A., plus additional monthly fees of .75% of the average daily balance outstanding.

	As of October 31, 1996, the Company was released from a fifteen-year lease with SCANA that represented a future long-term lease liability of $1,676,272. The payments under the lease annualized were $156,000 and were scheduled to escalate over the remaining term of the lease. SCANA received 160 shares of the Companys Class A Preferred Stock as payment in full of the delinquent lease payments of approximately $160,000.

	On June 1, 1996, the Company restructured five operating leases with Syracuse Supply Company of Syracuse, New York into one short-term note. The note was repaid in 12 monthly installments of $913, accrued interest at 11 percent and was secured by equipment, furniture and fixtures.

	On March 12, 1996 the Company restructured eight operating leases and it's short-term note with Onbank of Syracuse, New York into one long-term note.
 The note will be repaid in 48 monthly installments of $2,000, accrued interest at 11 percent, and is secured by furniture, fixtures, and equipment. The balance as of June 30, 1997 was $58,731.

	During fiscal 1996 the Company was released from a factoring agreement with Cambridge Capital Management, Inc. of Boca Raton, Florida and entered into a new factoring agreement with Global Acceptance Corporation of Detroit, Michigan ("Global") pursuant to which Global has agreed to advance 75% (less $100) of the Company's eligible accounts receivable. However, in October of 1996 the Company was released from the factoring agreement with Global and entered into an asset based credit agreement with Emergent Financial (see above).

	In January 1996 the Company sold to Carolina Medical, Inc.,
750,000 shares of Advanced Medical's authorized but un-issued common stock for $150,000 cash. On March 29, 1996 BioTel International, Inc., a holding company that owned a majority interest in Carolina Medical's common stock purchased an additional 1,400,000 shares of Advanced Medical's common stock for $280,000. These transactions provided $430,000 of cash for working capital purposes.

	On July 1, 1996, the Company entered into a loan agreement with Carolina Medical, the Companys largest shareholder, under which the Company borrowed $150,000 at 12 percent annual rate of interest. The balance on this note as of June 30, 1997, including interest due, was $159,482.

	During the years ended June 30, 1997 and 1996 the Companys net losses were approximately $681,000 and $1,040,000. As of June 30, 1997, the
Companys accumulated deficit in earnings was approximately $4,772,000. In addition, the Company was in violation of loan covenants on its credit line with Emergent Financial, and a number of vendors have placed the Company on cash on delivery terms. The Company's independent auditors have provided a "going concern" opinion regarding the future operations of the Company. Management is aggressively addressing these matters by reviewing the current operations of the Company and reducing operating costs wherever possible, while developing new products to meet the demands of the changing medical device market. In January 1996, in an effort to cut and control operating costs, the Company laid off 20 of its non-key personnel and terminated certain programs such as its performance bonus plan, guaranteed commission to new sales personnel, and auto allowances. During 1997, the number of employees was further reduced from 32 to 16. The Company has been under a general wage and hiring freeze. Manufacturing of the Companys products has been contracted out wherever possible to reduce manufacturing overhead and improve cash. Management continues to closely monitor sales, gross margins and operating expenses, making adjustments where necessary to become profitable.

	The Company has continued to invest in technology development, specifically the development of "Windows 95" software for processing Holter and blood pressure data, and for the transmission of cardiac data as FTP files over the Internet. Management believes these developments enhance the Company's future business opportunities.

	On October 20, 1997, the Company entered into a Stock Purchase Agreement with Carolina Medical to sell an additional 850,000 shares of its common stock for $263,500. Cash of $183,500 was paid to the Company by November 10, 1997, and the balance was paid by April 30, 1998. This stock purchase increased Carolina Medicals ownership in the Company to 50.3% of the issued and
outstanding common stock.  	The Company believes that internally generated
funds, the revolving credit agreement with Emergent Financial Group, the loan agreement with Carolina Medical, and the cash received from Carolina Medical for the purchase of an additional 850,000 shares of common stock, should provide sufficient working capital to meet immediate needs but not sufficient to meet longer term working capital requirements. The Company is actively seeking additional capital sources to provide long term debt or equity funding. The Company has had discussions with Carolina Medical and others regarding possible additional investments in the Company, or a possible share exchange. However there is no assurance that existing shareholders will provide the Company with any additional funding, or that other sources of funding will be available if and when needed. The Company does not have any current plans for major capital expenditures in fiscal 1998.

	The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. Similar to most other organizations, the Company has assessed the potential impact of the Year 2000 matter on its operations based on current and foreseeable computer and other automated system applications. The Company believes and future costs associated with modifying its computer software and other automated systems for the year 2000 matter will not be material.


Item 7.  Financial Statements

	Financial information required by this Item is attached to this Report beginning on page F-1. See also Item 13.

Item 8.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure

	Information with respect to changes in accountants during the Registrant's two most recent fiscal years or in any subsequent interim period has been "previously reported" (within the meaning of Rule 12b-2) and, accordingly, is not disclosed hereunder.





	PART III


Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

	The current directors and executive officers of the Registrant are as follows:

		Name			Age	    Position and Term of Service

	L. John Ankney          68	    Director since January 1996

	James H. Brown 		49	    Director since September 1986,

	George L. Down		57	    President since October 1997.
						    Vice President since April 1996.
						    Director since September 1986

	David A. Heiden         49	    Director since January 1996

	C. Roger Jones          57	    Director since January 1996

	Ronald G. Moyer         62	    Chief Executive Officer, Treas-
					          User and Chairman of the Board
                                        Since January 1996; President
                                        From January 1996-October 1997.

	      Deborah Riente		42	     Vice President since December
1993 and Secretary since August
1992

	L. John Ankney served as President and Director from 1970 to 1993 for Transnational Electronic and Funding Corporation, an investment, venture capital, and management consulting company. From 1968 to 1970 he was Senior Vice President at Computer Leasing Company, and prior to that time he was President and Director for Holland Associates. Mr. Ankney served as a director of Digilog, Inc. from 1974 to 1989.

	James H. Brown is a technology and strategy consultant to the Company, and a Director of the Company and currently supervises the Company's product development activities, and provides technical support to the Companys international dealers and OEM customers. Mr. Brown received his Master of Science degree in electrical engineering from Polytechnic Institute of New York in 1975 and a Bachelor of Science degree in physics from Georgia Tech in 1970.
 Mr. Brown devotes his full-time to the business of the Company.

	George L. Down is President and a Director of the Company and currently oversees the Company's operations. Prior to his appointment to the position as President in October 1997, Mr. Down was Vice President of Sales and Marketing for the Company. Until December 1992, and for more than the preceding five years, he served as the president of Design Realizations, Ltd. ("DRL"), a closely held corporation founded by Mr. Down, where he performed design and packaging services for a variety of companies, including the Company. Mr. Down received a Bachelor of Science in Industrial Design degree from Syracuse University in 1964. Mr. Down devotes his full time to the affairs of the Company.

	David A. Heiden, is President and CEO of Urological Care America, Inc., a company focused on enhancing the practice of urology in the managed care environment. He served as President and CEO of Lithotripter Technologies of the Americas from 1985 to 1988. Prior to that he was Vice President of Marketing and Sales for Dornier Medical Systems.

	C. Roger Jones, has served as President and Chief Operating Officer of Carolina Medical since 1985. From 1970 to 1985, he was Vice President of Sales & Marketing. He has been with Carolina Medical since 1961. He has served as Chairman for Eagle Golf Ball Company, Inc. since 1988.

	Ronald G. Moyer is the Chief Executive Officer, Treasurer and Chairman of the Board of the Company, and from January 1996 until October 1997, he served as President of the Company. Since 1992 he has been the Chief Executive
Officer and Chairman of Carolina Medical Inc., a manufacturer of medical instruments. From 1991 to 1992 he served as Director of Mergers and Acquisitions for Dominion Holdings Group, a Merchant Bank. From 1989 to 1991 he served as Executive Vice President and Chief Operating Officer of CXR Corporation, an AMEX listed company. Prior to that time since 1969 he was the President, Chief Executive Officer and Chairman of the Board of Digilog, Inc., a NASDAQ listed public company. He received an MS in Aerospace Engineering from Drexel University in 1963 and completed the Harvard Business School Small Corporation Management Program in 1981.

	Deborah Riente serves as Vice President of Corporate Administration. From July 1991 until July 1992, Ms. Riente was employed as the Company's Human Resources Manager, and from 1987 to July 1991, served as an administrative assistant for the Company. Ms. Riente devotes her full-time to the business of the Company.

	The Company's Board of Directors is comprised of Messrs. Moyer, Ankney, Brown, Down, Heiden and Jones. The term of office of each Director commences on the date of the Company's Annual Meeting of Stockholders, and continues for one year thereafter, or until his successor is duly elected and qualified. The Company does not compensate its Directors for serving as such, but are and will be reimbursed for their reasonable out-of-pocket expenses incurred in their capacities as members of the Board of Directors.

Item 10.  Executive Compensation

	The following table discloses certain summary information concerning the compensation paid for services rendered in all capacities to the Company for the two fiscal years in the period ended June 30, 1997, to the Company's Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary and bonus were in excess of $100,000 (each, a "Named Executive Officer"):

	SUMMARY COMPENSATION TABLE


														   Long-Term
										      			   Compensation
                        Annual Compensation                       Awards


Name				Fiscal						   Other			   			All Other
and				Year							   Annual 				   		Compensa-
Principal			Ended			Salary	Bonus		Compensation	  	Options	    	   tion
Position 			June 30		  ($)  	 ($)  	   ($)      	   	  (#)   	 	   ($)

Clarence P. Groff(1)   1996      72,810     -0-      -0-      -0-   150,579(A)
 Former Chief
 Executive Officer

Ronald G. Moyer        1997         84,000     -0-       -0-       -0-    -0-
  Chief Executive      1996         39,367     -0-       -0-       -0-    -0-
  Officer
______________________

(A)	Amounts reported reflect the dollar value of the following:



						Employer
						Contributions
Named Executive		Under Profit	Severance	Car		Performance  Interest Fre	  Debt
   Officer    		Year		Sharing Plan 	Package  	Allowance	Plan            Loan
Forgiveness

Clarence P. Groff		1996         -0-       85,040       539       -0-    65,000





(1)  Resigned as Chief Executive Officer effective January 12, 1996
(2)  Elected Chief Executive Officer effective January 25, 1996

There were no grants of stock options during the fiscal year ended June 30, 1997 to the Named Executive Officer.

The following table sets forth information concerning each exercise of stock options during the fiscal year ended June 30, 1997 by the Named Executive Officer and the value of unexercised options held by the Named Executive Officer as of June 30, 1997:



	Aggregated Option Exercises in Fiscal 1997 and Fiscal Year-End Option Values


																	Value of
												Number of				Unexercised
												Unexercised				In-the-Money
												Options				Options
												at FY-End (#)			at FY-End ($)

				Shares Acquired		Value Real-			Exercisable/			Exercisable/
Name				on Exercise (#)		ized (A) ($)		Unexercisable (C)			Unexercisable(B)

Ronald G. Moyer             -0-            -0-               -0-         -0-
 Chief Executive
 Officer
_____________________
(A)	Market value of securities underlying options on the exercise date, less the exercise price of such options.

(B)	Market value of securities underlying "in the money" options at June 30,
1997, less the exercise price of such
options.

Employment Agreements

	Effective July 1, 1992, the Company entered into executive employment agreements with Clarence P. Groff and James H. Brown. Effective January 1, 1993, the Company entered into an employment agreement with George L. Down.

	As of the year ended June 30, 1995 and continuing until January 26, 1996, these employment agreements were in effect. However, coincident with the investment by Carolina Medical, and the resulting changes in ownership, all employment agreements have been terminated. There were no employment agreements in effect on June 30, 1996 or June 30, 1997.

Performance Plan

	The Company instituted a Quarterly Performance and Salary Adjustment Plan (the "Performance Plan") for key management and administrative personnel. Pursuant to the Performance Plan, each eligible employee's salary was reviewed on a quarterly basis and could be increased, up to a maximum of 25% of base salary, in accordance with a formula based upon achieving certain objectives and goals previously agreed to by the Company and the employee.  For fiscal year ended June 30, 1996, the Company paid an aggregate of $32,117 to non-officer employees and an aggregate of $23,235 to officers of the Company
pursuant to the Performance Plan.   Effective January 19, 1996, this plan was
terminated.

Section 401(k) Plan

	During fiscal 1993, the Company's Board of Directors established a defined contribution profit sharing plan pursuant to Section 401(k) of the Code [the "401(k) Plan"]. The 401(k) Plan is administered by F.P. Kessler, Jr. and Associates, of East Syracuse, New York, in conjunction with The New England of Boston, Massachusetts. The 401(k) Plan permits eligible employees to make voluntary contributions to the 401(k) Plan up to an annual maximum dollar amount of $9,500 for the calendar year 1997. The Company may contribute a discretionary matching contribution on the basis of a $.25 contribution by the Company for each $1.00 contribution by the employee, up to a maximum of 4% of the aggregate employee contribution. Benefits under the 401(k) Plan are to be distributed upon retirement, disability, death or termination of employment. Each participant's share of the Company's contribution vests beginning after three full years of service, at the rate of 20% after each of the third through seventh years of service, at which time the participant becomes fully vested. During the fiscal year the Company made no matching contributions pursuant to the 401(k) Plan. Amounts to be contributed by the Company under the 401(k) Plan are discretionary, and, accordingly, it is not possible to estimate the amount of benefits that will be payable to participants upon retirement.

Limitation on Liability of Directors; Indemnification

	The Company's Certificate of Incorporation provides that a director of the Company will not be personally liable to the Company or its shareholders for monetary damages for breach of the fiduciary duty of care as a director, including breaches which constitute gross negligence. However, this provision does not eliminate or limit the liability of a director of the Company (i) for breach of the director's duty of loyalty to the Company or its shareholders,
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law (relating to unlawful payment of dividends or unlawful stock repurchases or redemptions), (iv) for gaining a financial profit of other personal advantage to which he or she was not entitled, or (v) for breaches of a director's responsibilities under the Federal securities laws.

	The Company's by-laws provide that the Company shall indemnify its officers, directors, employees and agents, to the extent permitted by the General Corporation Law of Delaware.

Stock Option Plan

	On January 26, 1987, the Board of Directors of the Company adopted a Stock Option Plan pursuant to Section 422A (now renumbered Section 422) of the Internal Revenue Code of 1986 (the "Code"). The Stock Option Plan was amended on April 10, 1987, and was amended and restated on November 6, 1992. The amended and restated Stock Option Plan (the "Plan") was approved by the Stockholders on December 16, 1992.

	A description of the Plan is set forth below. Such description is qualified in its entirety by reference to the full text of the Plan, a copy of which is available upon written request to the Company.

	The Plan has two administration groups, one for non-qualified and one for qualified stock options. Non-qualified Stock Option Committee members are Mr. Moyer, Mr. Brown and Mr. Down. Qualified Stock Option Committee members are
Mr. Moyer, Mr. Ankney and Mr. Heiden.  Unless otherwise approved by the
Company's stockholders, members of the Committee are eligible to receive options only pursuant to Section 5(b) of the Plan, which establishes a formula for the exercise of such options. Options granted under the Plan may be qualified (incentive options within the meaning of Section 422 of the Code) or non-qualified. Stock purchased pursuant to the exercise of an incentive option is subject to repurchase by the Company at the option price thereof in the event of the termination of employment for any reason of such option-ee/purchaser within one year of the exercise of such option. Pursuant to Stock Option Agreements between the Company and optionees of incentive options granted under the Plan, the Company has a right of first refusal to purchase shares issued upon the exercise of options during the five year period commencing on the date of exercise. The maximum term of any option under the Plan is ten years and the per share option price of incentive options may not be less than 100% of the fair market value of the Company's Common Stock on the date the incentive option is granted. However, incentive stock options granted to persons owning more than 10% of the voting Common Stock of the Company may not have a term in excess of five years or an option price per share less than 110% of the fair market value of the Common Stock on the date of the grant.

	Subject to the foregoing, each Committee determines who shall have options under the Plan, the number of shares of Common Stock that may be purchased under each option, the option exercise price and the term of each option. The Committee may impose additional restrictions and limitations on the rights of optionees, consistent with the Plan. In the event the Company's Common Stock is not publicly traded at the time of grant of the option, the Committee shall make a good faith determination of fair market value. Options shall be exercisable at such times and in such amounts as the Committee determines upon the granting thereof. Except as otherwise set forth, information set forth herein concerning options refers to both qualified and non-qualified options. Decisions of the Committee are final.

	Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. A total of 750,000 shares may be issued upon exercise of options granted under the Plan. The Plan will terminate on November 5, 2002, or on such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever first occurs.

	As of June 30, 1997, options to purchase 335,500 shares of Common Stock under the Plan were outstanding. These options are exercisable at prices ranging from $.25 to $1.63 per share and expire at various dates through April 2000. During fiscal 1997, options to purchase 275,000 shares were granted, no options were exercised, and options to purchase an aggregate of 54,850 shares were terminated in accordance with the terms of the options.

	Compensation Committee

		During the fiscal year ended June 30, 1996, the Company initiated a Compensation Committee of outside directors. Mr. Ankney is Chairman and Mr. Heiden is a member. The Compensation Committee administers the Company's salary, cash bonus, qualified stock option plan and other compensation plans for the Company's employees and officers.

	Item 11.	Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth, as of December 31, 1997 certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's Common Stock,
(ii) each director of the Company and (iii) all directors and officers of the
Company as a group.

 				        	Amount and Nature	          	    Percent of
	Name and Address	   	   of Beneficial Ownership (1) 	     Class (2)


	Ronald G. Moyer                   3,000,000 (3)                   50.31
	6 Woodcross Drive
	Columbia, SC 29212

	Carolina Medical Inc.		    3,000,000 (3)		            50.31
	157 Industrial Drive
	King, NC 27021

	Clarence P. Groff                   576,666                        9.67
	231 N. Woodlake Dr.
	Columbia, SC 29223

	Nishimoto Sangyo Co., Ltd.          300,000                        5.03
	2-17-4 Yushima, Bunkyo-Ku
	Tokyo, Japan

	George L. Down                      216,766 (4)                    3.64
	6 Woodcross Drive
	Columbia, SC 29212

	James H. Brown			      182,058 (5)                    3.05
	6 Woodcross Drive
	Columbia, SC 29212

	Officers and Directors as         3,577,248 (3),(4)               60.00
 	a Group (of 4 persons)        	(5),(6),(7)


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

(3) Ronald G. Moyer as Chairman and controlling shareholder of Carolina Medical may be deemed to be beneficial owner of shares owned by both Carolina Medical by virtue of his control over the voting power of those shares. Also,
C. Roger Jones as President and Director of Carolina Medical, may be deemed to be beneficial owner of the shares owned by Carolina Medical Inc. by virtue of his control over the voting power of those shares. (See "Description of Business".

(4) Includes (i) 14,976 shares owned of record by the Helen L. Down Trust (Helen Down is the mother of Mr. Down), for which Mr. Down serves as trustee and (ii) 19,576 shares owned of record by members of Mr. Down's family, which shares are subject to voting proxies held by Mr. Down and (iii) includes 20,000 shares issuable in the event of exercise of currently exercisable stock options.

(5) Includes 21,000 shares issuable in the event of exercise of currently exercisable stock options. Also includes (i) 2,342 shares owned of record by the spouse of Mr. Brown and (ii) 11,900 shares owned of record by Mr. Brown's sister-in-law, which shares are subject to a voting proxy held by Mr. Brown.

(6) Includes 52,924 shares beneficially owned by the Secretary of the Company and 80,500 shares issuable in the event of exercise of currently exercisable stock options granted to such officer.

(7) Includes 45,000 shares issuable in the event of exercise of currently exercisable stock options granted to directors.

Item 12.  Certain Relationships and Related Transactions

	Effective September 13, 1989, the Company reverse split its outstanding Common Stock at the rate of 1:100 and amended its Certificate of Incorporation so as to (i) reduce the number of shares of Common Stock the Company is authorized to issue from 500,000,000 to 5,000,000 and (ii) increase the par value of each such share from $.0001 to $.01. All references to shares and per share date in this Report give retroactive effect to such reverse split and re-capitalization. In October 1992, the Company amended its Certificate of Incorporation so as to authorize 4,000 shares of redeemable Class A Preferred Stock, and in 1996 the Company increased its authorized common stock to 7,000,000 shares.

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

     Severance Pay                 $75,000
     Back Pay                       11,649
     50% of Accrued Car Allowance    4,125
     Vacation Pay                   10,040
     Un-reimbursed Expenses          4,039

	On March 31, 1996 the Company repaid a loan from Mr. Groff in the principal amount of $9,375 plus interest at 9% APR of $751 as stipulated in the above mentioned termination agreement.

	Also as part the agreement, the Company agreed to indemnify
Mr. Groff for actions as an officer, director, employee, and agent of the Company to the fullest extent permitted under the General Corporation Law of Delaware. In consideration of the above, Mr. Groff agreed to a Confidentiality and Non-Disclosure; Non-Compete; No Recruiting Covenant.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)	The following Exhibits are filed as part of this Report:

    3.1	Articles of Incorporation, as amended(1)

    3.2	By-Laws(2)

    4.1	Specimen Common Stock Certificate(3)

    9.1	Voting Trust Agreement(7)

   10.1	Employment Agreement with Clarence P. Groff(4)*

   10.2	Employment Agreement with James H. Brown(5)*

   10.3  	Employment Agreement with George L. Down(6)*

   10.5	Advanced Medical Products Stock Option Plan(8)

   10.6	Preferred Stock Purchase Agreement with Nishimoto Sangyo Company,
Ltd.(9)

   10.7	Lease with South Carolina Real Estate Development Company, Inc.(10)

10.8 License Agreement with HealthWatch Technologies,
Inc. (11)

   10.9	Distribution Agreement with Nishimoto Sangyo Company, Ltd.(12)

   10.10	Agreement for Manufacture of ULTRA PVD?(13)

   10.11	Advanced Medical Products 401(k) Plan(14)

   10.12	OEM/Distribution Agreement with Kontron Instruments Ltd.(15)

   10.13	Distribution Agreement with AMP International, Inc.

10.14 OEM/Distribution Agreement with Multispiro Inc.

   10.15 	Intellectual Property License Agreement with Carolina Medical, Inc.
(16)

   10.16  Subscription Agreement with Carolina Medical, Inc. (17)

   10.17	First Amendment to Subscription Agreement with Carolina Medical,
Inc. (18)

   10.18  Termination Agreement with Clarence P. Groff (19)

   10.19  Termination Agreement with James H. Brown (20)

   10.20  Termination Agreement with George L. Down (21)

   10.21  First Amendment to Preferred Stock Purchase
	     Agreement with Nishimoto Sangyo Company, Ltd. (22)

   10.22  Amendment to Distribution Agreement with Nishimoto
	     Sangyo Company, Ltd. (23)

   10.23  Preferred Stock Purchase Agreement with Scana
	     Development Corporation. (24)

10.24   Lease with T & L A Partnership. (25)

   10.25  Subscription Agreement with BIOTEL International Inc.


(1)	Reference is made to Exhibit 7(a) to the Registrant's Report on Form 8-K dated October 14, 1992, which is hereby incorporated by reference.

(2)	Reference is made to Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1988, which is hereby incorporated by reference.

(3)	Reference is made to Exhibit 4.1 to the Registrant's Report on Form 10-K for the year ended June 30, 1989, which is hereby incorporated by reference.

(4)	Reference is made to Exhibit 10.1 to the Registrant's Report on Form 10-K for the year ended June 30, 1992, which is hereby incorporated by reference.

(5)	Reference is made to Exhibit 10.2 to the Registrant's Report on Form 10-K for the year ended June 30, 1992, which is hereby incorporated by reference.

(6)	Reference is made to Exhibit 10.3 to the Registrant's Report on Form 10-K for the year ended July 2, 1993, which is hereby incorporated by reference.

(7)	Reference is made to Exhibit 10.4 to the Registrant's Form S-18
Registration Statement (File No. 33-12559-NY) as filed on March 10, 1987, which is hereby incorporated by reference.

(8)	Reference is made to Exhibit 10.5 to the Registrant's Report on Form 10-K for the year ended July 2, 1993, which is hereby incorporated by reference.

(9)	Reference is made to Exhibit 7(a) to the Registrant's Report on Form 8-K dated September 18, 1992, which is hereby incorporated by reference.

(10)	Reference is made to Exhibit 7(a) to the Registrant's Report on Form 8-K dated October 7, 1992, which is hereby incorporated by reference.

(11)	Reference is made to Exhibit 10.9 to the Registrant's Report on Form 10-K for the year ended June 30, 1992, which is hereby incorporated by reference.

(12)	Reference is made to Exhibit 7(c) to the Registrant's Report on Form 8-K dated September 18, 1992, which is hereby incorporated by reference.

(13)	Reference is made to Exhibit 10.13 to the Registrant's Report on Form 10-
K for the year ended June 30, 1991, which is hereby incorporated by reference.

(14)	Reference is made to Exhibit 10.12 to the Registrant's Report on Form 10-
K for the year ended July 2, 1993, which is hereby incorporated by reference.

(15)	Reference is made to Exhibit 10.13 to the Registrant's Report on Form 10-
K for the year ended July 1, 1994, which is hereby incorporated by reference.

(16) Reference is made to Exhibit 10.15 to the Registrant's Report on Form 8-K dated January 12, 1996, which is hereby incorporated by reference.

(17) Reference is made to Exhibit 10.16 to the Registrant's Report on Form 8-K dated January 12, 1996, which is hereby incorporated by reference.

(18) Reference is made to Exhibit 10.17 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(19) Reference is made to Exhibit 10.18 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(20) Reference is made to Exhibit 10.19 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(21) Reference is made to Exhibit 10.20 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(22) Reference is made to Exhibit 10.21 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(23) Reference is made to Exhibit 10.22 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(24) Reference is made to Exhibit 10.23 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(25) Reference is made to Exhibit 10.24 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(26) Reference is made to Exhibit 10.25 to the Registrants Report on Form 10-KSB for the year ended June 30, 1997, which is hereby incorporated by reference.

*	Management contract/compensatory plan.



(b)	Reports on Form 8-K:

	No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.




	SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant had duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


							ADVANCED MEDICAL PRODUCTS INC.



							By:/s/ Ronald G. Moyer
							    Ronald G. Moyer, CEO

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	  Name				 Title				    Date

/s/Ronald G. Moyer    CEO, Treasurer, and 	            1/  /98
Ronald G. Moyer       Chairman of the Board
				 (Principle Executive Officer
				 and Principle Financial Officer)

/s/James H. Brown	 Director					       1/  /98
James H. Brown

/s/George L. Down	 President and Director		       1/  /98
George L. Down

/s/C. Roger Jones	 Director                             1/  /98
C. Roger Jones

/s/L. John Ankney	 Director                             1/  /98
L. John Ankney

/s/David Heiden       Director                             1/  /98
David Heiden


	The Registrant has not furnished its 1997 annual report or proxy materials to securities holders.  The Registrant intends to furnish such information to security holders, and to furnish copies thereof to the Commission, in accordance with applicable rules and regulations.


	SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


							ADVANCED MEDICAL PRODUCTS INC.



				By:
				     Ronald G. Moyer, CEO


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	  Name				 Title				     Date

                       CEO, Treasurer and
Ronald G. Moyer  	  Chairman of the Board
				  (Principle Executive Officer and
				  Principle Financial Officer)

                 	  Director
James H. Brown

                 	  President and Director
George L. Down

                 	  Director
C. Roger Jones

                 	  Director
L. John Ankney

                 	  Director
David Heiden


	The Registrant has not furnished its 1997 annual report or proxy materials to securities holders. The Registrant intends to furnish such information to security holders, and to furnish copies thereof to the Commission, in accordance with applicable rules and regulations.







	Advanced Medical Products Inc.








Financial Statements
Years Ended June 30, 1997 and 1996













	Advanced Medical Products Inc.








Financial Statements
Years Ended June 30, 1997 and 1996




Report of Independent Certified Public Accountants	F-3


Financial Statements

   Balance Sheets	F-4F-5

   Statements of Loss 	F-6

   Statements of Changes in Stockholders Equity (Deficit)	F-7

   Statements of Cash Flows	F-8F-9

   Summary of Significant Accounting Policies	F-10F-13

   Notes to Financial Statements	F-14F-24







Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Advanced Medical Products Inc.
Columbia, South Carolina


We have audited the accompanying balance sheets of Advanced Medical Products Inc. as of June 30, 1997 and 1996, and the related statements of loss, changes in stockholders equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Products Inc. at June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Charlotte, North Carolina	BDO Seidman, LLP
December 11, 1997, except
for Note 18 which is
dated as of April 28, 1998


June 30,
		1997
		1996



Assets





Current:


  Cash
	$	50,938
	$	14,631
  Accounts receivable, net (Notes 2, 6, and 7)
554,552
547,441
  Inventories (Notes 3 and 7)
512,812
749,770
  Other current assets
57,168
117,095



Total current assets
1,175,470
1,428,937



Furniture and equipment, net (Notes 4 and 8)
282,384
345,993



Product software costs, net of accumulated
 amortization of $271,422 and $238,950
90,078
77,225



Other assets
8,512
1,792



Total assets
	$	1,556,444
	$
	1,853,947
See accompanying summary of significant accounting policies and notes to financial statements.


June 30,
		1997
		1996



Liabilities and Stockholders Equity (Deficit)





Current liabilities:


  Notes payable (Note 7)
	$	603,407
	$	-
  Accounts payable and accrued expenses
510,324
561,753
  Accrued wages and commissions
89,949
121,014
  Other current liabilities
254,961
390,857
  Current portion of long-term debt (Note 8)
24,000
35,637



Total current liabilities
1,482,641
1,109,261



Long-term debt, less current maturities (Note 8)
34,732
251,107



Other liabilities
67,449
-



Dividends payable
61,860
51,000



Total liabilities
1,646,682
1,411,368



Commitments and contingencies (Notes 6, 12, and 16)





Stockholders equity (deficit) (Notes 1, 5, 6, 7,
11, 12, 14, and 18):


  Class A preferred stock, no par value; authorized
4,000 shares;
   issued and outstanding 2,377 and 2,113 shares in
1997 and 1996,
   respectively
2,289,410
2,026,247
  Common stock, $.01 par value; authorized
7,000,000 shares
   and 5,112,495 outstanding in 1997 and authorized
5,000,000
   shares and 4,837,875 shares in 1996,
respectively
51,125
48,379
  Common stock subscribed
-
102,000
  Additional paid-in capital
2,340,915
2,356,729
  Accumulated deficit
(4,771,688)
(4,090,776)



Total stockholders equity (deficit)
(90,238)
442,579



Total liabilities and stockholders equity
(deficit)
	$	1,556,444
	$
	1,853,947
See accompanying summary of significant accounting policies and notes to financial statements.


Year Ended June 30,
		1997
		1996



Net sales (Notes 6 and 13)
	$	2,976,847
	$	4,232,428



Cost of sales
1,642,960
2,467,976



Gross profit
1,333,887
1,764,452



Costs and expenses:


  Selling, general and administrative
1,782,301
2,651,628
  Research and development
205,264
363,100
  Other expense (income) net, including interest
   expense of $65,168 in 1997 and $22,314 in 1996
27,234
(46,139)



Loss from operations before extraordinary
gain on debt restructuring
(680,912)
(1,204,137)



Extraordinary gain on debt restructuring (Notes 8
and 9)
-
163,719



Net loss
	$	(680,912)
	$
	(1,040,418
)



Net loss applicable to common shares
	$	(795,162)
	$
	(1,201,141
)



Loss per common share before extraordinary gain
	$	-
	$	(.36)



Net loss per common share
	$	(.16)
	$	(.32)



Weighted average common shares outstanding
		4,968,841
		3,741,658
See accompanying summary of significant accounting policies and notes to financial statements.



		Class A
Issued

		Common

	Addition
al






	Preferred
Common Stock

		Stock
		Paid-in
Accumula
ted
Notes

	Treasu
ry


		Stock
Shares
		Total


	Subscrib
ed
		Capital
Deficit
Receivab
le
		Stock
		Total











Balance, July 1, 1995
	$	-
2,704,1
90
	$
	27,04
2

	$	-
	$
	2,194,4
15

	(3,040,6
35)
	$
	(67,59
8)
	$
	(27,75
1)
	$
	(914,52
7)











Accretion of preferred
stock
		-
-
		-

		-
		-
		(9,723)
		-
		-
		(9,723)
Issuance of common stock
		-
2,149,3
00

	21,49
3

		-
		408,507
		-
		-
		-
		430,000
Dividends on preferred
stock
		-
-
		-

		-

	(151,00
0)
		-
		-
		-

	(151,00
0)
Reclassification

	1,913,2
47
-
		-

		-
		-
		-
		-
		-

	1,913,2
47
Issuance of preferred
stock
		113,000
-
		-

		-
		-
		-
		-
		-
		113,000
Subscription of common
stock
		-
-
		-


	102,00
0
		-
		-
		-
		-
		102,000
Retirement of treasury
stock
		-
(15,615
)
		(156)

		-

	(27,595
)
		-
		-
		27,751
		-
Notes receivable
cancellation
		-
-
		-

		-

	(67,598
)
		-
		67,598
		-
		-
Net loss
		-
-
		-

		-
		-

	(1,040,4
18)
		-
		-

	(1,040,
418)











Balance, June 30, 1996

	2,026,2
47
4,837,8
75

	48,37
9


	102,00
0

	2,356,7
29

	(4,090,7
76)
		-
		-
		442,579











Issuance of common stock
-
300,000
3,000

(102,000
)
99,000
-
-
-
-
Retirement of common
stock
-
(25,380
)
(254)

-
254
-
-
-
-
Dividends on preferred
stock
-
-
-

-
(115,068
)
-
-
-
(115,068
)
Issuance of preferred
stock in settlement of
 accrued dividends
104,000
-
-

-
-
-
-
-
104,000
Issuance of preferred
stock in settlement of
 accrued liability
159,163
-
-

-
-
-
-
-
159,163
Net loss
-
-
-

-
-
(680,912
)
-
-
(680,912
)











Balance, June 30, 1997
	$
	2,289,4
10
5,112,4
95
	$
	51,12
5

	$	-

	$
	2,340,9
15
	$
	(4,771,6
88)
	$	-

	$	-

	$
	(90,238
)
See accompanying summary of significant accounting policies and notes to financial statements.


Year Ended June 30,
		1997
		1996



Cash flows from operating activities:


  Net loss
	$	(680,912)
	$
	(1,040,418
)
  Adjustments to reconcile net loss to net cash used in operating activities:


    Depreciation and amortization
143,613
100,498
    Provision for doubtful accounts
64,507
194,933
    Provision for loss on disposition of inventory
-
91,438
    Gain on debt refinancing
-
(1,037)
    Loss on disposal of fixed assets
11,053
34,749
    (Increase) decrease in:


     Accounts receivable
(71,618)
(99,220)
     Inventories
236,958
367,150
     Other assets
53,207
144,717
    Increase (decrease) in:


     Accounts payable
(51,429)
(492,591)
     Accrued wages and commissions
(31,065)
27,727
     Other liabilities
(68,655)
362,601



Net cash used in operating activities
(394,341)
(309,453)



Cash flows from investing activities:


  Purchase of furniture and equipment
(58,585)
(76,379)
  Capitalization of product software costs
(45,325)
(14,080)



Net cash used in investing activities
(103,910)
(90,459)
See accompanying summary of significant accounting policies and notes to financial statements.


Year Ended June 30,
		1997
		1996



Cash flows from financing activities:


  Net short-term borrowings
603,407
-
  Payments on loan from stockholder
-
(9,375)
  Payments on long-term debt
(68,849)
(38,193)
  Issuance of preferred and common stock
-
430,000



Net cash provided by financing activities
534,558
382,432



Net increase (decrease) in cash and equivalents
36,307
(17,480)



Cash, beginning of year
14,631
32,111



Cash, end of year
	$	50,938
	$	14,631
See accompanying summary of significant accounting policies and notes to financial statements.


Business
The Company develops, manufactures (through subcontractors), assembles and markets diagnostic equipment primarily for use in physicians offices.


Use of Estimates in
Preparing Financial
Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Concentration of
Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high quality credit financial institutions. No losses have been experienced on such investments. The Company reviews a customers credit history before extending credit. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.


Inventories
Inventory is stated at the lower-of-cost determined by the first-in, first-out (FIFO) method or market.


Furniture, Equipment,
and Depreciation
Furniture and equipment are stated at cost.
Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets ranging from 5 to 8 years.


Revenue Recognition
Product is shipped directly to the Companys customers. Revenue on these sales is recognized when the product is shipped.


Service Contracts
Amounts billed to customers for service contracts are recognized as income over the term of the agreements and the associated costs are recognized as they are incurred. Other current liabilities include service contract revenue deferrals of approximately $125,000 in 1997 and $122,000 in 1996.



Product Development
Costs
Costs associated with the development of new products and changes to existing products are charged to operations as incurred (except Product
Software Costs).


Product Software Costs
The Company capitalizes certain costs related to the development of computer software once technological feasibility of the software has been established. These costs, which are reported at the lower-of-unamortized cost or net realizable value, are amortized principally using the straight-line method, over the estimated useful economic life of the software, generally 36 months.
 Amortization expense amounted to approximately
$32,000 and $31,000 in 1997 and 1996, respectively.


Long-Lived Assets
In March 1995, Statement of Financial Accounting
Standards (SFAS) No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of, was issued.  SFAS No.
121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 1997, the Company has determined that no impairment loss need be recognized for applicable assets of continuing operations.


Income Taxes
The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized.



New Accounting
Pronouncements
In February 1997, the Financial Accounting
Standards Board issued SFAS 128, Earnings Per
Share, which established new standards for computations of earnings per share. SFAS 128 will be effective for periods ending after December 15, 1997, and will require presentation of:

1. Basic Earnings per Share, computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and

2. Diluted Earnings per Share, which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Had SFAS 128 been effective for the years ended
June 30, 1997 and 1996, basic and diluted earnings per share would have been as follows:


June 30,
		1997
		1996





Basic earnings per share
		$.16
		$.32

Diluted earnings per
share
		$.16
		$.32


In June 1997, the Financial Accounting Standards
Board issued SFAS No. 130, Reporting Comprehensive
Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.





SFAS 130 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial disclosures. Results of operations and financial position, however, will be unaffected by implementations of this standard.


Reclassifications
Certain 1996 amounts have been reclassified to conform with the 1997 presentation.




1.	Going Concern
During the years ended June 30, 1997 and 1996, the Companys net losses were $681,000 and $1,040,000.
 As of June 30, 1997, the Companys accumulated deficit was approximately $4,772,000. In addition, the Company was in violation of bank loan covenants, and a number of vendors have placed the Company on cash on delivery terms.

Management is aggressively addressing these matters by reviewing the current operations of the Company and reducing operating costs wherever possible while developing new products to meet the demands of the changing medical device market. In January
1996, in an effort to cut and control operating costs, the Company laid off 20 of its non-key personnel and terminated certain programs such as its performance bonus plan, guaranteed commission to new sales personnel, and auto allowances.
During 1997, the number of employees was further reduced from 32 to 16. The Company has been under a general wage and hiring freeze. Manufacturing of the Companys products has been contracted out wherever possible to reduce manufacturing overhead and improve cash flow. Management continues to closely monitor sales, gross margins, and operating expenses making adjustments where necessary to become profitable.

The Company has continued to invest in technology development, specifically the development of
Windows 95 software for processing Holter and blood pressure data and for the transmission of cardiac data as FTP files over the Internet.
Management believes these developments enhance the Companys future business opportunities.

To improve its liquidity, subsequent to June 30, 1997, the Company sold 850,000 shares of common stock to its largest stockholder, Carolina Medical, Inc. (Carolina Medical) for $263,500. In addition, the Company is actively seeking investment capital from the sale of common or preferred stock, from other present stockholders, and from potential new investors. However, no assurance can be given that the Company will be successful in raising additional capital.



2.	Accounts Receivable
Accounts receivable are summarized as follows:


June 30,
		1997
		1996





Trade receivables
	$	545,908
	$	552,527

Other receivables
39,598
36,960






585,506
589,487

Less allowance for
doubtful
 accounts
30,954
42,046





Net accounts receivable
	$	554,552
	$	547,441


3.	Inventories
Inventories are summarized as follows:


June 30,
		1997
		1996





Raw materials
	$	248,254
	$	400,995

Work-in-process
56,934
52,854

Finished goods
207,624
295,921






	$	512,812
	$	749,770


4.	Furniture and
Equipment
Major classes of furniture and equipment consist of the following:


June 30,
		1997
		1996





Equipment
	$	248,002
	$	253,055

Furniture and fixtures
177,373
228,978

Tooling
614,972
607,765

Leasehold improvements
15,782
3,100






1,056,129
1,092,898

Less accumulated
depreciation
 and amortization
773,745
746,905






	$	282,384
	$	345,993


Depreciation expense amounted to approximately
$112,000 and $78,000 in 1997 and 1996,
respectively.


5.	Leases
In fiscal 1996, the Company leased its principal place of business at an annual rental of $156,100.
 In September 1996, the landlord, SCANA, agreed to terminate the remainder of the Companys 15-year lease as of October 31, 1996, in exchange for 160 shares of the Companys Class A preferred stock as payment in full of the accrued rent in arrears of approximately $160,000. The Company entered into an agreement to lease another facility beginning
November 1, 1996, for a period of five years.

The Company also leases equipment in varying monthly amounts. The terms of the leases range from 36 to 58 months.

Annual minimum rental payments under operating leases are as follows:


Years Ending June 30,





1998
	$	99,976

1999
89,327

2000
91,392

2001
95,424

2002
32,256





	$	408,375


Rent expense amounted to approximately $91,000 and $172,000 in 1997 and 1996, respectively.



6.	Related Parties
The Company had sales of approximately $320,000 and $537,000 in 1997 and 1996, respectively, to Nishimoto Sangyo Company, Ltd., a stockholder. At
June 30, 1997 and 1996, outstanding receivables of approximately $148,000 and $125,000, respectively, related to these sales.

Carolina Medical, a stockholder of the Company, entered into a Licensing Agreement to utilize the technology embodied in the Companys Ultra PCI portable hand-held ultrasound product line for other applications that will not be directly competitive with the Companys current portable applications for a fee. Royalties will be paid to the Company by Carolina Medical on any future sales of Carolina Medical products utilizing the Ultra
PCI technology.

During 1996, Clarence P. Groff, formerly the
Companys largest stockholder, resigned. At that time Mr. Groff entered into a termination arrangement with the Company whereby he agreed to waive his rights and terminate a prior employment agreement, and the Company agreed to pay Mr. Groff a severance package. As part of the agreement, the Company agreed to indemnify Mr. Groff for actions as an officer, director, employee, and agent of the Company to the fullest extent permitted under the General Corporation Law of Delaware. In consideration of the above, Mr. Groff agreed to a confidentiality and nondisclosure, noncompete, no recruiting covenant. The outstanding balance of approximately $57,000 as of June 30, 1996, was paid in fiscal 1997.



7.	Notes Payable
As of June 30, 1997, the Company had $453,407 outstanding under a line-of-credit arrangement.
The line-of-credit is limited to the lesser of $750,000 or the sum of 80 percent of eligible receivables and 100 percent of eligible inventories
(capped at $130,000).  The line bears interest at 2
percent plus the greater of the prime rate or 7 percent, is renewable December 31, 1997, and is secured by accounts receivable and inventory. The line was extended to December 31, 1998. However, the Company is in violation of certain covenants, including the minimum net working capital and minimum tangible net worth requirements.

As of June 30, 1997, the Company had $150,000 outstanding on a loan agreement with BIOTEL, a stockholder. The loan bears interest at a 12 percent annual rate and is payable on or before January 1, 1998. Interest expense for the year ended June 30, 1997, approximated $17,000. The note has been extended to January 1, 1999.


8.	Long-Term Debt
On March 2, 1996, the Company restructured the past due rent under eight operating leases and its short-term note with Onbank of Syracuse, New York into one long-term note. As part of the agreement, approximately $92,000 in delinquent lease payments were forgiven and have been recorded as an extraordinary item. The note will be repaid in 48 monthly principal installments of $2,000 plus interest at 11 percent and is secured by furniture, fixtures, and equipment. The balance of the note was $58,732 and $74,964 as of June 30, 1997 and
1996, respectively.

In addition, the Company has $51,041 outstanding as of June 30, 1997 and 1996, in miscellaneous notes outstanding related to royalty agreements. The notes are payable in monthly principal only installments of $2,981.

On June 1, 1996, the Company restructured the past due rent under five operating leases with Syracuse
Supply Company in Syracuse, New York into one short-term note. As part of the agreement, approximately $8,500 in delinquent lease payments were forgiven and have been recorded as an extraordinary item. The outstanding balance of the note was $0 and $11,637 as of June 30, 1997 and 1996, respectively.



9.	Extraordinary Gain on
Debt Restructuring
In addition to the Companys restructuring of its debt discussed in Note 8, certain trade payable account balances were settled for amounts less than reflected in the accounting records in 1996. The net amount forgiven of approximately $63,500 has been reflected as an extraordinary item.


10.	Income Taxes
The components of the net deferred tax asset were as follows:


June 30,
		1997
		1996





Temporary differences
relating to:



  Inventory
	$	81,954
	$	97,776

  Accounts receivable
11,750
14,296

  Furniture and equipment
(41,871)
(51,792)

  Accruals
24,280
16,827

  General business tax
credits
170,115
188,195

  Software costs
(34,193)
26,257

  Operating loss
carryforwards
1,440,797
690,611






1,652,832
982,170

Less valuation allowance
(1,652,832)
(982,170)






	$	-
	$	-


The Company had total net operating loss carryforwards of approximately $3.8 million available at June 30, 1997, which may be offset against future taxable income through 2012. As a result of uncertainties regarding the Companys ability to realize its deferred tax assets, valuation allowances equal to the entire amount of such assets have been recorded at June 30, 1997 and 1996.



11.	Stock Options
The Company has reserved 750,000 shares of authorized common stock for issuance pursuant to the terms of an Incentive Stock Option Plan.

Stock options are granted at prices not less than 100 percent of the fair market value of common shares at the date of the grant and expire five years from the date of grant. Stock option activity during 1997 and 1996 is as follows:



Number
Option Price


Shares
	Per Share
		Total






Outstanding at
 June 30, 1996
115,350
	$.31$1.63
	$	100,011

Granted
275,000
	$.25
		68,750

Canceled
(55,350)
	$.31$1.63
		(46,566)






Outstanding at
 June 30, 1997
335,000
	$.25 $1.63
	$	111,150


The Company has adopted the disclosure only provisions of Statement of Financial Accounting
Standards No. 123, Accounting for Stock-Based
Compensation. Accordingly, no compensation cost has been recognized for the stock option plans.
Had compensation cost for the Companys stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Companys net loss and loss per share would have been reduced to the pro forma amounts indicated below:


June 30,
		1997




Net loss as reported
	$
	(680,912)

Net loss pro forma
	$
	(693,121)

Loss per share as reported
	$	(.16)

Loss per share pro forma
	$	(.16)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

? Dividend yield of 0 percent
? Expected volatility of 106.14 percent
? Risk free interest rate of 6.94 percent
? An expected life of 2 years


12.	Commitments and
Contingencies
The Company has not obtained product liability insurance to date due to the prohibitive cost. The nature and extent of liability for product defect is uncertain. There are no known product liability claims and management presently believes that there is no material risk of loss to the Company from product liability claims against the Company.

During 1993, the Securities and Exchange Commission
(SEC) commenced a private investigation of the Companys accounting and recordkeeping practices to determine if violations of Federal securities laws have occurred. On September 5, 1996, the SEC accepted an offer of settlement whereby the Company, James H. Brown, the Companys Vice
President, and Clarence P. Groff, the Companys former President, without admitting or denying any wrongdoing, signed a consent decree to cease and desist from committing or causing any violations and any future violations of certain sections of the Securities and Exchange Act. The cease and desist order provided for in the Order took effect on the date of the entry of the Commissions Order.


13.	Significant Customers
and Export Sales
The percentages of the Companys sales to certain major customers are as follows:



	1997
	1996





Kontron Instruments, Inc.
	7%
	16%

Nishimoto Sangyo Company, Ltd.
(Note 6)
	11%
	13%


Export sales, primarily to Japan and the United
Kingdom, totaled approximately $536,000 and
$1,311,000 in 1997 and 1996, respectively.


14.	Capital Stock
	Transactions
During 1993, the Company authorized 4,000 shares of Class A Preferred Stock, no par value, of which 2,000 shares were issued to Nishimoto Sangyo
Company, Ltd. (Nishimoto).  The Class A Preferred
Stock calls for cumulative dividends of $50 per share per year and has a liquidation preference of $1,000 per share. In addition, interest is accrued on all unpaid dividends at a rate of 10 percent per annum. The Company is required to pay all dividends on the preferred stock prior to declaring or paying a dividend to common stockholders.

Prior to March 31, 1996, the Company could redeem all but no less than all of the Class A Preferred
Stock at any time with a mandatory redemption date of October 2002, at a price of $1,000 per share.
Additionally, the Class A preferred stock could be redeemed at the option of the holder upon termination of a distribution agreement with the Company, with the redemption price payable in three equal annual installments.

Effective March 31, 1996, Nishimoto relinquished control of all redemption rights on its 2,000 shares of preferred stock and received an additional 113 shares of preferred stock in lieu of $113,000 of accrued but unpaid dividends and accumulated interest. Redemption rights for these additional shares has also been assigned to the Company.

The Class A Preferred Stock is recorded at fair value at the date of issuance. Prior to the relinquishing of redemption rights, the difference between the recorded value and the redemption value was accreted using the interest method over the life of the issue by charges to retained earnings.

On January 12, 1996, Carolina Medical purchased
750,000 shares of the Companys authorized but previously unissued common stock for $150,000.
BIOTEL, a holding company that owns a majority interest in Carolina Medicals stock, purchased an additional 1,400,000 shares of the Companys common stock on March 29, 1996, for $280,000. As discussed in Note 18 subsequent to year-end, BIOTEL purchased additional shares of the Company. In addition BIOTEL was merged into Carolina Medical.


Effective March 31, 1996, Nishimoto entered into an agreement to convert $102,000 of its accrued dividend and interest into 300,000 shares of $0.01 par common stock at $0.34 per share to be issued by December 31, 1996. As stockholders representing a majority of the stock outstanding had signed agreements to authorize the issuance of these shares, the amount was classified as common stock subscribed in the June 30, 1996, financial statements. Effective December 1996, the Company increased the number of authorized shares from 5,000,000 to 7,000,000, and the $102,000 subscription was converted to 300,000 common shares.

On September 20, 1996, the Company issued 160 shares of Class A preferred stock to SCANA as payment in full of the lease payments in arrears of approximately $160,000.

On December 31, 1996, the Company issued 104 shares of Class A preferred stock to Nishimoto in settlement of dividends earned for calendar 1996.


15.	Estimated Fair Value of Financial Instruments
The estimated fair value of financial instruments have been determined based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, short-term notes payable, accounts payable, and other accrued liabilities are reasonable estimates of their fair value.

At June 30, 1997, the carrying value of long-term debt of approximately $70,000 did not differ materially from its estimated fair value. At June
30, 1996, the carrying value of long-term debt was approximately $287,000, while the estimated fair value was $258,000, based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.
The excess of carrying value over fair value in 1996 of $29,000 represents the future interest on restructured debt, which is required under generally accepted accounting principles to be recognized currently as a reduction of the extraordinary items discussed in Note 8.

The fair value estimates were based on pertinent information available to management as of June 30, 1997 and 1996. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.


16.	Employee Benefits
The Company has a defined contribution 401(k) plan covering substantially all employees. Participants may contribute up to 15 percent of their annual compensation to the plan. The Company matches 25 percent of a participants contribution up to 4 percent of salary. Contributions for the years ended June 30, 1997 and 1996, amounted to approximately $0 and $7,800, respectively.


17.	Supplemental Cash
Flow Information
Cash paid for interest consisted of:


Year Ended June 30,
		1997
		1996





Interest
		$51,439
		$22,314


18.	Subsequent Events
In October 1997, the Company entered into a stock purchase agreement with BIOTEL to sell an additional 850,000 shares of its common stock to BIOTEL for $138,500 in cash and an $80,000 note which was paid in April 1998. Effective with the issuance of the additional shares, BIOTEL and Carolina Medical collectively owned 50.3 percent of the outstanding common stock of the Company. In
December 1997, BIOTEL was merged into Carolina
Medical.

In March 1998, Carolina Medical signed a letter-of-intent, subject to stockholder approval to merge with Biosensor Corporation, a publicly traded company, through a reverse stock merger in which the stockholders of Carolina Medical would obtain an 80 percent interest in Biosensor. Carolina
Medical is negotiating with Nishimoto to acquire its preferred and common stock ownership in the Company for stock in Carolina Medical.



















F-1

Advanced Medical Products Inc.

Contents






F-2



F-3

Advanced Medical Products Inc.

Balance Sheets






F-4

Advanced Medical Products Inc.

Balance Sheets






F-5

Advanced Medical Products Inc.

Statements of Loss






F-7

Advanced Medical Products Inc.

Statements of Changes in Stockholders Equity (Deficit)







Advanced Medical Products Inc.

Statements of Cash Flows






F-10

Advanced Medical Products Inc.

Summary of Significant Accounting Policies







Advanced Medical Products Inc.

Notes to Financial Statements