Form 10QSB/A
period 1998-03-31
ADVANCED MEDICAL PRODUCTS INC
filed 1998-05-28
CIK 807732

AMENDED
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

YES ___X___ NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,962,496 at March 14, 1998.



PART 1  FINANCIAL INFORMATION
Item 1  Financial Statements

Advanced Medical Products Inc.
Balance Sheet
			  				              March  31, 1998
June 30, 1997
							                 (unaudited)

ASSETS
CURRENT ASSETS:
Cash                                 					     $
49,186                $      50,938
Accounts Receivable (net of allowance for doubtful
  Accounts of $29,360 and $30,954 respectively)
579,968                       554,552
Inventory (Note 2)
540,818                       512,812
Other Current Assets (Note 3)
128,007                         57,168
     Total Current Assets
1,297,979                    1,175,470
Furniture and Equipment, Net
204,246                       282,384
Product Software Costs, Net
58,720                        90,078
Other Assets  Deposits
8,512                          8,512
     Total Assets
1,569,457                    1,556,444

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Notes Payable (Note 4 & 5)
$    402,615               $    603,407
Accounts Payable
543,049                     510,324
Current Portion Long-Term Debt (Note 6)
24,000                       24,000
Accrued Wages and Commissions
97,912                       89,949
Other Current Liabilities (Note 3)
233,172                     254,961
     Total Current Liabilities
1,300,748                   1,482,641
Dividends Payable on Preferred Stock
148,015                        61,860
Long-Term Liabilities:
Long-Term Debt, Net of Current
  Portion (Note 4 & 6)
225,576                      102,181
     Total Liabilities
1,674,339                   1,646,682
Stockholders Equity:
Class A Preferred Stock, no par value; authorized 4,000
   shares; issued and outstanding 2,377 shares (Note 7)
2,289,410                   2,289,410
Common Stock, $0.01 par value; authorized 7,000,000
  shares, 5,962,495 shares issued and outstanding at
  December 31, 1997 and 5,112,495 at June 30, 1997.
59,625                       51,125
Additional Paid-In Capital
2,501,175                  2,340,915
Accumulated Deficit
(4,955,092)               (4,771,688)
     Total               Stockholders Equity
(104,883)                    (90,238)
     Total Liabilities and Stockholders Equity
$  1,569,457                $1,556,444

*The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit


           										         Three Months
Ended
			  				        March 31, 1998
March 31, 1997

(unaudited)                  (unaudited)

Net Sales
$     616,092                $    656,997
Cost of Sales
304,741                      336,505
     Gross Profit
311,351                      320,492

Selling, General and Administrative
262,196                      343,366
Research and Development
43,900                        41,458
Interest Expenses
22,521                        15,675
     Income Before Income Taxes
(    17,266)                 (    80,007)
Provision For Income Taxes
-0-                              -0-
     Net Income
(   17,266)                 (     80,007)

Accumulated Deficit  Beginning of Period                         $
(4,937,826)                (4,382,487)

Accumulated Deficit  End of Period                                   $
(4,955,092)            $  (4,462,494)

Net Income (Loss) Applicable to Common Shares               $   (
46,979)           $  (   109,720)

Earnings Per Share Data:
 Net Income (Loss)
$    (       0.01)            $   (       0.02)

Weighted Average Number of Common
  Shares Outstanding
5,962,496                   5,112,495














The accompanying notes are an integral part of these financial statements. Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit


           										              Nine
Months Ended
			  				         March 31, 1998
March 31, 1997

(unaudited)                  (unaudited)

Net Sales
$  1,645,896                $ 2,165,840
Cost of Sales
817,789                   1,094,840
     Gross Profit
828,107                   1,071,000

Selling, General and Administrative
809,771                    1,248,727
Research and Development
119,839                      160,950
Interest Expenses
81,901                        33,041
     Income Before Income Taxes
(183,404)                    (371,718)
Provision For Income Taxes
-0-                               -0-
     Net Income
(183,404)                    (371,718)

Accumulated Deficit  Beginning of Period                         $
(4,771,688)             $ (4,090,776)

Accumulated Deficit  End of Period                                   $
(4,955,092)             $ (4,462,494)

Net Income (Loss) Applicable to Common Shares               $    (272,542)
$    (456,256)

Earnings Per Share Data:
     Net Income (Loss)
$          ( 0.05)            $          (0.09)

Weighted Average Number of Common Shares Outstanding     5,395,829
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