Form 10KSB/A
period 1997-06-30
ADVANCED MEDICAL PRODUCTS INC
filed 1998-07-21
CIK 807732

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


	  Name				 Title				    Date

/s/Ronald G. Moyer    CEO, Treasurer, and 	            5/18/98
Ronald G. Moyer       Chairman of the Board
                 				 (Principle Executive Officer
				                  and Principle Financial Officer)

/s/James H. Brown	    Director					                    5/18/98
James H. Brown

/s/George L. Down	    President and Director		         5/18/98
George L. Down

/s/C. Roger Jones	    Director                         5/18/98
C. Roger Jones

/s/L. John Ankney	    Director                         5/18/98
L. John Ankney

/s/David Heiden       Director                         5/18/98
David Heiden


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

Commitments and contingencies (Notes 6, 12, and 16)

Stockholders equity (deficit) (Notes 1, 5, 6, 7,
11, 12, 14, and 18):

  Class A preferred stock, no par value; authorized
4,000 shares; issued and outstanding 2,377 and 2,113
shares in 1997 and 1996, respectively                  2,289,410   2,026,247
  Common stock, $.01 par value; authorized
7,000,000 shares and 5,112,495 outstanding in
1997 and authorized 5,000,000 shares and 4,837,875
shares in 1996, respectively                              51,125      48,379
  Common stock subscribed                                     -      102,000
  Additional paid-in capital                           2,340,915   2,356,729
  Accumulated deficit                                 (4,771,688) (4,090,776)

Total stockholders equity (deficit)                      (90,238)    442,579

Total liabilities and stockholders equity
(deficit)
                                                    	$	1,556,444 $	1,853,947


See accompanying summary of significant accounting policies and notes to financial statements.


Year Ended June 30,                                   	1997           	1996

Net sales (Notes 6 and 13)                         $ 2,976,847 	 $	4,232,428

Cost of sales                                        1,642,960     2,467,976

Gross profit                                         1,333,887     1,764,452

Costs and expenses:

  Selling, general and administrative                1,782,301     2,651,628
  Research and development                             205,264       363,100
  Other expense (income) net, including interest
   expense of $65,168 in 1997 and $22,314 in 1996       27,234       (46,139)

Loss from operations before extraordinary
gain on debt restructuring                            (680,912)   (1,204,137)

Extraordinary gain on debt restructuring (Notes 8
and 9)                                                     -         163,719

Net loss                                           	$	(680,912) $	(1,040,418)

Net loss applicable to common shares               	$	(795,162)	$	(1,201,141)


Loss per common share before extraordinary gain    	$     	-   	$    (.36)

Net loss per common share                          	$	(.16)     $	   (.32)

Weighted average common shares outstanding         		4,968,841  		3,741,658

See accompanying summary of significant accounting policies and notes to financial statements.



Class A        Issued   		  Common   	Additional
Preferred   Common Stock 		  Stock    		Paid-in    Accumulated    Notes
Stock      Shares    Total   Subsc.     Capital      Deficit      Receiv.

	  Treasury
   	Stock            		Total

Balance, July 1, 1995
$ -       2,704,190	 $27,042  $ 	-    	$2,194,415  	(3,040,635)  	$(67,598)
	   $(27,751)        $(914,527)

Accretion of preferred stock
		-          -         		-     		-        		-        		(9,723)       		-
		     -            		(9,723)

Issuance of common stock
	-       2,149,300   21,493    		-      		408,507       		-          		-
		     -           		430,000

Dividends on preferred stock
	-          -          		-     		-       (151,000)      		-          		-
		     -           	(151,000)

Reclassification
1,913,247   -          		-     		-        		-           		-          		-
		     -           	1,913,247

Issuance of preferred stock
113,000     -          		-     		-        		-           		-          		-
		     -            		113,000

Subscription of common stock
 -          -          		-    	102,000    		-           		-          		-
		     -            		102,000

Retirement of treasury stock
	-      (15,615)      		(156)  		-      	(27,595)       		-          		-
		  27,751             		-

Notes receivable cancellation
	-         -           		-     		-      	(67,598)       		-       		67,598
		     -               		-

Net loss
	-         -           		-     		-         		-       	(1,040,418)    		-
		     -            	(1,040,418)

Balance, June 30, 1996

$2,026,247   4,837,875   	48,379  	102,000  	2,356,729 	(4,090,776)    -
		     -            		442,579

Issuance of common stock
-            300,000       3,000  (102,000)     99,000        -        -
       -                -

Retirement of common stock
-           (25,380)     (254)        -          254          -        -
       -                -

Dividends on preferred stock
-              -           -          -        (115,068)      -        -
       -             (115,068)

Issuance of preferred stock in settlement of accrued dividends
104,000        -           -          -            -          -        -
       -              104,000

Issuance of preferred stock in settlement of accrued liability
159,163        -           -          -            -          -        -
       -              159,163

Net loss
-              -           -          -            -     (680,912)     -
       -             (680,912)

Balance, June 30, 1997
$	2,289,410  5,112,495 	$	51,125  	$ 	-  	$	2,340,915	 $(4,771,688)	 $	-
    	$	-    	       $	(90,238)

See accompanying summary of significant accounting policies and notes to financial statements.


Year Ended June 30,                             		      1997     		  1996

Cash flows from operating activities:

  Net loss                                          $	(680,912) 	$(1,040,418)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

    Depreciation and amortization                      143,613       100,498
    Provision for doubtful accounts                     64,507       194,933
    Provision for loss on disposition of inventory          -         91,438
    Gain on debt refinancing                                -         (1,037)
    Loss on disposal of fixed assets                    11,053        34,749
    (Increase) decrease in:
     Accounts receivable                               (71,618)      (99,220)
     Inventories                                       236,958       367,150
     Other assets                                       53,207       144,717
    Increase (decrease) in:
     Accounts payable                                  (51,429)     (492,591)
     Accrued wages and commissions                     (31,065)       27,727
     Other liabilities                                 (68,655)      362,601

Net cash used in operating activities                 (394,341)     (309,453)

Cash flows from investing activities:

  Purchase of furniture and equipment                  (58,585)      (76,379)
  Capitalization of product software costs             (45,325)      (14,080)

Net cash used in investing activities                 (103,910)      (90,459)

See accompanying summary of significant accounting policies and notes to financial statements.


Year Ended June 30,                          		           1997       		1996

Cash flows from financing activities:

  Net short-term borrowings                              603,407        -
  Payments on loan from stockholder                          -        (9,375)
  Payments on long-term debt                             (68,849)    (38,193)
  Issuance of preferred and common stock                     -       430,000


Net cash provided by financing activities                534,558     382,432

Net increase (decrease) in cash and equivalents           36,307     (17,480)

Cash, beginning of year                                   14,631      32,111

Cash, end of year                                      	$	50,938   	$	14,631

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


Furniture, Equipment,and Depreciation
Furniture and equipment are stated at cost.
Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets ranging from 5 to 8 years.


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


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

- Dividend yield of 0 percent
- Expected volatility of 106.14 percent
- Risk free interest rate of 6.94 percent
- An expected life of 2 years


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