Form 10QSB/A
period 1997-09-30
ADVANCED MEDICAL PRODUCTS INC
filed 1998-07-21
CIK 807732

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

YES ______    NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 5,962,496 at May 17, 1998.



                         PART 1  FINANCIAL INFORMATION
                         Item 1  Financial Statements

                        Advanced Medical Products Inc.
                                Balance Sheet
			  				                                     Sept. 30, 1997   June 30, 1997
							                                        (unaudited)

                                     ASSETS
CURRENT ASSETS:
Cash                                 					     $     31,972    $      50,938
Accounts Receivable (net of allowance for doubtful
  Accounts of $15,820 and $30,954 respectively)     408,414          554,552
Inventory (Note 2)                                  551,493          512,812
Other Current Assets (Note 3)                        23,590           57,168
     Total Current Assets                         1,015,469        1,175,470
Furniture and Equipment, Net                        256,601          282,384
Product Software Costs, Net                          80,532           90,078
Other Assets  Deposits                                8,512            8,512
     Total Assets                                 1,361,114        1,556,444

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Notes Payable (Note 5)                          $   509,360     $    603,407
Accounts Payable                                    527,117          510,324
Current Portion Long-Term Debt (Note 6)              24,000           24,000
Accrued Wages and Commissions                        84,292           89,949
Other Current Liabilities (Note 4)                  212,795          254,961
     Total Current Liabilities                    1,357,564        1,482,641
Dividends Payable on Preferred Stock                 91,573           61,860
Long-Term Liabilities:
Long-Term Debt, Net of Current
  Portion (Note 6)                                   86,345          102,181
     Total Liabilities                            1,535,482        1,646,682
Stockholders Equity:
Class A Preferred Stock, no par value;
   authorized 4,000 shares; issued and
   outstanding 2,377 shares (Note 7)              2,289,410        2,289,410
Common Stock, $0.01 par value; authorized
   7,000,000 shares, 5,112,495 shares issued
   and outstanding at September 30, 1997 and
   5,112,495 at June 30, 1997.                       51,125           51,125
Additional Paid-In Capital                        2,311,202        2,340,915
Accumulated Deficit                              (4,826,105)      (4,771,688)
     Stockholders Equity                           (174,368)         (90,238)
     Total Liabilities and Stockholders Equity   $1,361,114       $1,556,444

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



                        Advanced Medical Products Inc.
                           Statement of Cash Flows

           										                              Three Months Ended
			  				                                    Sept. 30, 1997   Sept. 30, 1996
	                                				         (unaudited)       (unaudited)
Cash flows from operating activities:
Net Income                                   $ (    54,417)   $      20,018
Adjustments to reconcile net income to net
  Cash provided (used) by operating activities:
     Depreciation and amortization                  37,088           28,925
     Provision for doubtful accounts           (    15,134)     (    24,347)
     Change in assets and liabilities:
        Accounts receivable                        161,272          133,956
        Inventory                              (    38,681)     (   122,446)
        Other assets                                33,578      (    16,851)
        Accounts payable                            16,793      (    24,270)
        Other current liabilities              (    47,823)     (    63,397)
Total adjustments                                  147,093      (    88,430)

Net cash provided (used) by operating activities    92,676      (    68,412)

Cash flows used by investing activities:
  Capital expenditures                                 -0-      (    11,769)
  Capitalization of software costs             (     1,750)     (     7,840)
Net cash used by investing activities          (     1,750)     (    19,609)

Cash flows provided (used) by financing activities:
  Net payments on short term notes             (    94,047)         150,000
  Payments on long-term debt                   (    15,836)     (    10,447)
Net cash provided (used) by financing activities(  109,883)         139,553
Net increase (decrease) in cash                (    18,966)          51,532
Cash, beginning of period                           50,938           14,631

Cash, end of period                           $     31,972     $     66,163

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                 $     22,862     $      3,727
     Income taxes                                      -0-              -0-



The accompanying notes are an integral part of these financial statements.


                      Advanced Medical Products Inc.
                      Notes to Financial Statements

1.	Basis of Presentation
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