Form 10QSB/A
period 1997-12-31
ADVANCED MEDICAL PRODUCTS INC
filed 1998-07-21
CIK 807732

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
							                                         (unaudited)

ASSETS
CURRENT ASSETS:
Cash                                 					     $      26,144    $     50,938
Accounts Receivable (net of allowance for doubtful
 Accounts of $19,276 and $30,954 respectively)       392,286         554,552
Inventory (Note 2)                                   516,203         512,812
Other Current Assets (Note 3)                        119,296          57,168
     Total Current Assets                          1,039,056       1,175,470
Furniture and Equipment, Net                         230,423         282,384
Product Software Costs, Net                           69,626          90,078
Other Assets  Deposits                                 8,512           8,512
     Total Assets                                  1,362,491       1,556,444

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Notes Payable (Note 5)                         $     351,809    $    603,407
Accounts Payable                                     413,815         510,324
Current Portion Long-Term Debt (Note 6)               24,000          24,000
Accrued Wages and Commissions                         73,854          89,949
Other Current Liabilities (Note 4)                   208,654         254,961
     Total Current Liabilities                     1,072,132       1,482,641
Dividends Payable on Preferred Stock                 121,288          61,860
Long-Term Liabilities:
Long-Term Debt, Net of Current
  Portion (Note 6)                                   226,973         102,181
     Total Liabilities                             1,420,395       1,646,682
Stockholders Equity:
Class A Preferred Stock, no par value;
  authorized 4,000 shares; issued and outstanding
  2,377 shares (Note 7)                            2,289,410       2,289,410
Common Stock, $0.01 par value; authorized
  7,000,000 shares, 5,962,495 shares issued and
  outstanding at December 31, 1997 and 5,112,495
  at June 30, 1997.                                   59,625          51,125
Additional Paid-In Capital                         2,530,888       2,340,915
Accumulated Deficit                               (4,937,826)     (4,771,688)
     Stockholders Equity                             (57,904)        (90,238)
     Total Liabilities and Stockholders Equity  $  1,362,491      $1,556,444

*The accompanying notes are an integral part of these financial statements.

                       Advanced Medical Products Inc.
                 Statement of Operations and Accumulated Deficit

           										                         Three Months Ended
			  				                                  Dec. 31, 1997      Dec. 31, 1996
	                                				       (unaudited)         (unaudited)

Net Sales                                  $    500,466        $    715,155
Cost of Sales                                   242,561             457,022
     Gross Profit                               257,905             258,133

Selling, General and Administrative             287,825             493,378
Research and Development                         49,784              64,340
Interest Expenses                                32,018              12,144
     Income Before Income Taxes              (  111,722)        (   311,729)
Provision For Income Taxes                          -0-                 -0-
     Net Income                              (  111,722)        (   311,729)

Accumulated Deficit  Beginning of Period     (4,826,104)        ( 4,070,758)

Accumulated Deficit  End of Period           (4,937,826)      $ ( 4,382,487)

Net Income (Loss) Applicable to
  Common Shares                                (141,435)      $ (   340,142)

Earnings Per Share Data:
 Net Income (Loss)                    $    (       0.02)      $ (      0.07)

Weighted Average Number of Common
  Shares Outstanding                          5,679,162           4,815,756













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


                      Advanced Medical Products Inc.
                          Statement of Cash Flows
           										                                Six Months Ended
			  				                                    Dec. 31, 1997     Dec. 31, 1996
	                                				         (unaudited)        (unaudited)
Cash flows from operating activities:
Net Income                                  $  (   166,139)   $ (    291,711)
Adjustments to reconcile net income to net
  Cash provided (used) by operating activities:
     Loss on disposal of fixed assets                  -0-             7,813
     Depreciation and amortization                  74,169            58,748
     Bad debt expense                               42,000            12,000
     Provision for doubtful accounts               (11,678)      (    20,625)
     Change in assets and liabilities:
        Accounts receivable                        131,944            47,488
        Inventory                              (     3,392)      (     1,899)
        Refundable income taxes                        -0-            58,940
        Other current assets                   (    62,128)      (    16,076)
        Other assets                                   -0-       (     4,480)
        Accounts payable                       (    96,509)      (    14,942)
        Other current liabilities              (    62,402)      (   120,633)
Total adjustments                                   26,878       (     6,334)

Net cash provided (used) by operating activities(  154,135)      (   285,377)

Cash flows used by investing activities:
  Capital expenditures                                 -0-       (    54,161)
  Proceeds from sale of equipment                      -0-             1,500
  Capitalization of software costs              (    1,756)      (    24,860)
Net cash used by investing activities           (    1,756)      (    77,521)
Cash flows provided (used) by financing activities:
  Proceeds from loan from stockholder                  -0-           150,000
  Net proceeds from sale of common stock           257,898               -0-
  Net proceeds (payments) on short term debt    (  101,598)          236,841
Payments on long-term debt                      (   25,203)      (    19,370)
Net cash provided (used) by financing activities   131,097           367,471
Net increase (decrease) in cash                 (   24,794)            4,573
Cash, beginning of period                           50,938            14,631
Cash, end of period                            $    26,144     $      19,204

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                  $    50,380     $      15,871
     Income taxes                                      -0-               -0-

Advanced Medical Products Inc.
Notes to Financial Statements

1.	Basis of Presentation
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