Form 10QSB/A
period 1998-03-31
ADVANCED MEDICAL PRODUCTS INC
filed 1998-07-21
CIK 807732

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
							                                       (unaudited)

                                    ASSETS
CURRENT ASSETS:
Cash                                 					  $    49,186      $      50,938
Accounts Receivable (net of allowance for doubtful
  Accounts of $29,360 and $30,954 respectively)
                                                579,968            554,552
Inventory (Note 2)                              540,818            512,812
Other Current Assets (Note 3)                   128,007             57,168
     Total Current Assets                     1,297,979          1,175,470
Furniture and Equipment                         204,246            282,384
Product Software Costs, Net                      58,720             90,078
Other Assets  Deposits                            8,512              8,512
     Total Assets                             1,569,457          1,556,444

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Notes Payable (Note 4 & 5)                  $   402,615       $    603,407
Accounts Payable                                543,049            510,324
Current Portion Long-Term Debt (Note 6)          24,000             24,000
Accrued Wages and Commissions                    97,912             89,949
Other Current Liabilities (Note 3)              233,172            254,961
     Total Current Liabilities                1,300,748          1,482,641
Dividends Payable on Preferred Stock            148,015             61,860
Long-Term Liabilities:
Long-Term Debt, Net of Current
  Portion (Note 4 & 6)                          225,576            102,181
     Total Liabilities                        1,674,339          1,646,682
Stockholders Equity:
Class A Preferred Stock, no par value;
   authorized 4,000 shares; issued and
   outstanding 2,377 shares (Note 7)          2,289,410          2,289,410
Common Stock, $0.01 par value; authorized
   7,000,000 shares, 5,962,495 shares issued
   and outstanding at December 31, 1997 and
   5,112,495 at June 30, 1997.                   59,625             51,125
Additional Paid-In Capital                    2,501,175          2,340,915
Accumulated Deficit                          (4,955,092)        (4,771,688)
     Stockholders Equity                       (104,883)           (90,238)
     Total Liabilities and Stockholders
         Equity                            $  1,569,457         $1,556,444

*The accompanying notes are an integral part of these financial statements.

                     Advanced Medical Products Inc.
             Statement of Operations and Accumulated Deficit


           										                         Three Months Ended
			  				                                 March 31, 1998      March 31, 1997
	                                				      (unaudited)           (unaudited)

Net Sales                                  $    616,092        $    656,997
Cost of Sales                                   304,741             336,505
     Gross Profit                               311,351             320,492

Selling, General and Administrative             262,196             343,366
Research and Development                         43,900              41,458
Interest Expenses                                22,521              15,675
     Income Before Income Taxes              (   17,266)        (    80,007)
Provision For Income Taxes                          -0-                 -0-
     Net Income                              (   17,266)        (    80,007)

Accumulated Deficit  Beginning of Period   $ (4,937,826)       $ (4,382,487)

Accumulated Deficit  End of Period         $ (4,955,092)       $ (4,462,494)

Net Income (Loss) Applicable to
   Common Shares                           $   ( 46,979)       $ (  109,720)

Earnings Per Share Data:
 Net Income (Loss)                         $   (   0.01)       $ (     0.02)

Weighted Average Number of Common
  Shares Outstanding                          5,962,496            5,112,495












The accompanying notes are an integral part of these financial statements.



                      Advanced Medical Products Inc.
                  Statement of Operations and Accumulated Deficit


           										                            Nine Months Ended
			  				                                  March 31, 1998     March 31, 1997
	                                				       (unaudited)         (unaudited)

Net Sales                                   $  1,645,896        $ 2,165,840
Cost of Sales                                    817,789          1,094,840
     Gross Profit                                828,107          1,071,000

Selling, General and Administrative              809,771          1,248,727
Research and Development                         119,839            160,950
Interest Expenses                                 81,901             33,041
     Income Before Income Taxes                 (183,404)          (371,718)
Provision For Income Taxes                           -0-                -0-
     Net Income                                 (183,404)          (371,718)

Accumulated Deficit  Beginning of Period    $ (4,771,688)      $ (4,090,776)

Accumulated Deficit  End of Period          $ (4,955,092)      $ (4,462,494)

Net Income (Loss) Applicable to
    Common Shares                           $   (272,542)          (456,256)

Earnings Per Share Data:
     Net Income (Loss)                      $     ( 0.05)      $      (0.09)

Weighted Average Number of Common
     Shares Outstanding                        5,395,829          4,912,130













The accompanying notes are an integral part of these financial statements.


                      Advanced Medical Products Inc.
                         Statement of Cash Flows
           										                              Nine Months Ended
			  				                                   March 31, 1998   March. 31, 1997
	                                				        (unaudited)        (unaudited)
Cash flows from operating activities:
Net Income                                 $  (   183,405)    $ (    371,718)
Adjustments to reconcile net income to net
  Cash provided (used) by operating activities:
     Loss on disposal of fixed assets                 -0-              7,813
     Depreciation and amortization                111,253             93,491
     Bad debt expense                              47,139                -0-
     Provision for doubtful accounts               (1,595)            20,691
     Change in assets and liabilities:
        Accounts receivable                   (    70,960)           123,204
        Inventory                             (    28,007)            18,775
        Other assets                          (    70,839)            57,644
        Accounts payable                           32,726             66,442
        Other liabilities                     (    13,826)      (    158,982)
Total adjustments                                   5,891            229,078

Net cash provided (used) by operating
    activities                                (   177,514)      (    142,640)

Cash flows used by investing activities:
  Capital expenditures                                -0-       (     54,722)
  Proceeds from sale of equipment                     -0-              1,500
  Capitalization of software cost             (     1,756)      (     41,365)
Net cash used by investing activities         (     1,756)      (     94,587)
Cash flows provided (used) by financing activities:
  Proceeds from loan from stockholder                 -0-            100,000
  Net proceeds from sale of common stock          257,898                -0-
  Net proceeds (payments) on short term debt  (    50,792)           220,552
Payments on long-term debt                    (    29,588)      (     38,616)
Net cash provided (used) by financing
    activities                                    177,518            281,936
Net increase (decrease) in cash               (     1,752)            44,709
Cash, beginning of period                          50,938             14,631
Cash, end of period                           $    49,186      $      59,340
Supplemental disclosures of
    cash flow information:
  Cash paid during the period for:
     Interest                                 $    68,822      $      33,041
Income taxes                                          -0-                -0-


The accompanying notes are an integral part of these financial statements.


                         Advanced Medical Products Inc.
                         Notes to Financial Statements

1.	Basis of Presentation
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