Form 10QSB
period 1998-09-30
ADVANCED MEDICAL PRODUCTS INC
filed 1998-11-24
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549
FORM 10-QSB

(mark one)
__X___Quarterly report under Section 13 or 15 of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1998.

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

YES ______    NO __X____

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,962,496 at November 24, 1998.


PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

Advanced Medical Products Inc.
Balance Sheet
			  				                                    Sept. 30, 1998     June 30, 1998
							                                       (unaudited)

ASSETS
CURRENT ASSETS:
Cash                                 					     $  35,813          $   82,087
Accounts Receivable (net of allowance
  for doubtful accounts of $00,000 and
  $00,000 respectively)                          491,718             342,040
Inventory (Notes 2,10)                           354,952             322,706
Prepaid Expenses                                  23,205              36,553
     Total Current Assets                        905,688             783,486

Furniture and Equipment, Net                     222,378             250,691
Product Software Costs, Net                       47,885              52,751
Other Long Term Assets (Note 3)                   13,474              13,474
     Total Assets                              1,189,425           1,100,302

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Notes Payable (Notes 4,5)                    $   335,198         $   295,798
Accounts Payable                                 595,278             448,548
Current Portion Long-Term Debt                    21,314              30,327
Accrued Wages and Commissions                    112,224              73,968
Other Current Liabilities (Note 6)               255,692             301,995
Dividends Payable on Preferred Stock
  (Notes 7,10)                                   162,981             162,981
     Total Current Liabilities                 1,482,685           1,313,617
Long-Term Liabilities:
Long-Term Debt, Net of Current Portion
  (Note 5)                                       165,307             169,692
     Total Liabilities                         1,647,992           1,483,309

Stockholders' Equity:
Class A Preferred Stock, no par value;
  authorized 4,000 shares; issued and
  outstanding 2,377 shares (Notes 7,10)        2,289,410           2,289,410
Common Stock, $0.01 par value; authorized
  7,000,000 shares, 5,962,495 shares issued
  and outstanding at September 30, 1998 and
  at June 30, 1998. (Note 9)                      59,625              59,625
Additional Paid-In Capital                     2,486,209           2,486,209
Accumulated Deficit                           (5,293,813)         (5,218,251)
     		Total Stockholders' Equity               (458,568)           (383,006)

  Total Liabilities and Stockholders Equity   $1,189,425          $1,100,302


The accompanying notes are an integral part of these financial statements.




Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit


           								                         		    Three Months Ended
			  				                                 Sept. 30, 1998      Sept. 30, 1997
                                            (unaudited)        (unaudited)

Net Sales                                   $  675,282           $  529,338
Cost of Sales                                  359,370              270,487
     Gross Profit                              315,912              258,851

Selling, General and Administrative            330,321              259,751
Research and Development                        40,289               26,155
Interest Expenses                               20,864               27,362
     Income Before Income Taxes                (75,562)             (54,417)
Provision For Income Taxes                         -0-                  -0-
     Net Income                                (75,562)              (54,417)

Accumulated Deficit - Beginning of Period   (5,218,251)           (4,771,688)

Accumulated Deficit - End of Period        $(5,293,813)          $(4,826,104)

Net Income (Loss) Applicable
  to Common Shares                         $(   75,562)          $(   84,130)

Earnings Per Share Data:  (Note 8)
     Net Income (Loss)                     $(     0.01)          $(     0.02)

Weighted Average Number of Common
  Shares Outstanding                         5,962,495             5,112,495






The accompanying notes are an integral part of these financial statements.




                       Advanced Medical Products Inc.
                         Statement of Cash Flows

                                     								       Three Months Ended
			  				                                  Sept. 30, 1998     Sept. 30, 1997
                                             (unaudited)        (unaudited)
Cash flows from operating activities:
Net Income                                   $  (75,562)        $ (  54,417)
Adjustments to reconcile net income to net
  Cash provided (used) by operating activities:
     Depreciation and amortization               39,219              37,088
     Provision for doubtful accounts              6,000            ( 15,134)
     Change in assets and liabilities:
        Accounts receivable                    (155,678) 	          161,272
        Inventory                               (32,246)       	   ( 38,681)
       Other assets                              13,348		            33,578
        Accounts payable                        146,730     		       16,793
        Other current liabilities                (8,047)           ( 47,823)
Total adjustments                                 9,326    	        147,093

Net cash provided (used) by operating
   activities                                   (66,236)     		      92,676

Cash flows used by investing activities:
  Capital expenditures                              -0-              			-0-
  Capitalization of software costs               (6,040)		          ( 1,750)
Net cash used by investing activities            (6,040)		          ( 1,750)
Cash flows provided (used) by financing activities:
  Net increase in short term notes               39,400             (94,047)
  Payments on long-term debt                    (13,398)            (15,836)
Net cash provided (used) by financing
  activities                                     26,002            (109,883)
Net increase (decrease) in cash                 (46,274) 	       	 ( 18,966)
Cash, beginning of period                        82,087              50,938

Cash, end of period
                                             $   35,813          $   31,972

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                $   20,200       		 $   22,862
     Income taxes                                   -0-                 -0-




The accompanying notes are an integral part of these financial statements.



Advanced Medical Products Inc.
Notes to Financial Statements

1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for fiscal year 1999. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

2. Inventory
                                         Sept. 30, 1998        June 30, 1998
                                          (unaudited)
Inventory consisted of:
	Raw materials and work in process         $  246,580           $  162,799
	Finished goods                               108,372              159,899
                                           $  354,952           $  322,706

3. Other Long Term Assets
Product software costs net of
  amortization 9/30/98 of
  $330,287 and 6/30/98 of $319,381         $   47,885           $   52,751
Deposits                                       13,474               13,474
                                           $   61,359	          $   66,225

4.	Credit Agreement
On October 21, 1996, the Company entered into an asset based credit agreement with Emergent Financial Corporation of Atlanta, Georgia. Under this agreement the Company may borrow 80 percent of eligible accounts receivable (as defined in the agreement) and 30 percent of eligible inventory (as defined in the agreement) up to a total loan balance of $750,000. Interest is charged at an annual percentage rate of Prime plus 2% as defined by NationsBank of Georgia, N.A. and monthly fees as a percentage of the balance outstanding are 0.75% of the average daily balance. As of September 30, 1998, $ 295,198 was borrowed by the Company under this agreement. This line is due on December 31, 1998, and is secured by substantially all assets of the Company. However, the Company is in violation of certain covenants of the credit agreement. The lender has waived the covenant violations through December 31, 1998.

5. Related Party Transactions
Effective July 1, 1996, the Company entered into a loan agreement with BioTel International, Inc. (acquired in December 1997 by Carolina Medical, Inc., a majority shareholder of the Company's stock), under which the Company borrowed $150,000 at 12 percent annual rate of interest. This note, originally set to mature September 30, 1996 has subsequently been extended to December 31, 1999. At September 30, 1998, $3,000 in interest was due, in addition to the principle.

In July, 1998 Carolina Medical Inc. was merged into and with CMI of Minnesota (CMI). On July 23, 1998 all of the outstanding shares of CMI (who also owned Braemar, Inc.) were acquired by Biosensor Corporation (Biosensor). Because the former shareholders of CMI effectively control Biosensor after the transaction, the transaction was recorder as a "reverse acquisition" whereby CMI was deemed to have acquired Biosensor, the surviving corporation. During July and August 1998, Biosensor loaned the Company an additional $70,000 to meet working capital requirements, of which $30,000 was repaid in September 1998.

The Company purchased approximately $152,000 of finished goods from Braemar, Inc. a subsidiary of Biosensor, and approximately $71,000 of finished goods from Biosensor during the quarter ended September 30, 1998, in addition to $240,000 of finished goods purchased from Braemar prior to June 30, 1998. At September 30, 1998, approximately $328,000 of the Company's accounts payable were owed to Biosensor and its subsidiary. (see Note 7, Capital Stock Transactions, and Note 10, Subsequent Events)

6. Other Current Liabilities
Accrued royalties                           $  11,770	      $  15,229
Deferred service contract revenue             142,565		       167,440
Warranty reserve                               23,174      		  38,073
Accrued sale tax liability                     62,335          67,419
Other                                          15,848          13,834
                                            $ 255,692 	     $ 301,995

7. Capital Stock Transactions
During 1993, the Company authorized 4,000 shares of Class A Preferred Stock, no par value, of which 2,000 shares were issued to Nishimoto Sangyo Company, Ltd. (Nishimoto). Nishimoto entered into an agreement to convert, as of March 31, 1996, $102,000 of their accrued dividend and interest into 300,000 shares of common stock at $0.34 per share; these shares were issued by December 31, 1996. Also as of March 31, 1996, Nishimoto converted $113,000 in Preferred Stock dividends into 113 additional shares of Preferred Stock. As of January 31, 1997, Nishimoto Sangyo converted $104,000 in Preferred Stock dividends due December 31, 1996 into 104 additional shares of Preferred Stock.

On August 29, 1996, the Company was released from a fifteen year lease with SCANA, the Company's landlord. SCANA received 160 shares of the Company's Class A Preferred Stock as payment in full of the delinquent lease payments of approximately $160,000.

In May 1998, Carolina Medical, Inc., the Company's majority shareholder, issued common stock in Carolina Medical to acquire
300,000 shares of Advanced Medical Products, Inc. common stock previously owned by Nishimoto, increasing Carolina Medical's ownership to 55.3% of the outstanding common stock of the Company.

During May and June 1998 Carolina Medical, Inc. issued common stock in Carolina Medical to acquire all of the issued and outstanding Preferred Stock of the Company, totaling 2,377 shares, 2,217 previously owned by Nishimoto and 160 shares previously owned by SCANA, including all unpaid dividends of $162,981. (See Footnote 10, Subsequent Events)

8.	Per Share Earnings
Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of outstanding options since it was not significant.

9. Plan of Reorganization and Merger
In July 1998 the Company's Board of Directors approved a Plan of Reorganization and Merger, which plan had been previously approved by the Board of Directors of Biosensor Corporation, authorization the merger of a wholly owned subsidiary of Biosensor, which has not yet been organized, with and into Advanced Medical Products, Inc., subject to terms and conditions. The Company and Biosensor are currently preparing a definitive agreement to combine their cardiac monitor businesses, and to do business as Advanced Biosensor Inc. As of the date of this filing, no definitive agreement has been concluded.

10.	Subsequent Events
In July 1998, the Board of Directors approved a plan to sell the Company's Micros QV ultrasound product line, including inventory valued at June 30, 1998 at $135,152 and all rights and intellectual property, to Carolina Medical in exchange for the return of all of the 2,377 shares of the Company's Preferred Stock having a face value of $2,377,000 and forgiveness of all of the accrued unpaid dividends totaling $162,981 as of June 30, 1998. Carolina Medical also agreed to waive any payment of dividends on the Preferred Stock for the quarter ended September 30, 1998; thus no dividend was accrued or expensed by the Company for the quarter ended September 30, 1998. This transaction was completed In October 1998.


ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

Forward Looking Statements
This and other sections of this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the Company's expectations concerning future events including future cash flows, results of operations, expected continuing availability of the credit line, the Company's continuing ability to sell its Holter and ambulatory blood pressure products to office practices, and the Company's belief regarding future recovery from declining revenues in the medical device industry. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause actual results to differ materially from those expressed or implied in such forward-looking statements.
The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made herein or from time to time by or on behalf of the Company.

The following discussion should be read in conjunction with the accompanying Financial Statements, including the notes thereto, appearing elsewhere herein.

Results of Operations
Net sales of $675,282 for the three months ended September 30, 1998 were 28% higher than sales of $529,338 in the comparable quarter in 1997. This increase was due primarily to purchase and resale of Biosensor products by the Company during the recent quarter, and due to higher service and supply sales.

The Company's gross profit margin was 47% of net sales for the three months ended September 30, 1998. The decrease from 49% gross margin in the first quarter of 1997 was primarily a result of lower margins on the resale of Biosensor products. Selling, general and administrative expenses of $330,329 for the three months ended September 30, 1998 were 49% of net sales for the period compared to expenses of $259,751, which were also 49% of sales for the same period last year. Selling expenses as a percent of sales remain higher than planned, mostly because of lower than planned international sales to distributors, which typically carry a much lower selling expense than domestic sales. Sales in the U.S. were mostly to office based physicians sold through manufacturers representatives who are paid sales commissions, adding to the selling expense.

Research and development costs during the first quarter of fiscal 1999 increased by $14,134 over last year and were 6% of sales. Most of the engineering effort was on the Analyst I Windows software for Holter monitor and ABP analysis and report generation.

Net loss applicable to common shares for the quarter ended September 30, 1998 was $75,562 compared to a loss of $84,130 for the same period last year. The loss for the first quarter of fiscal 1997 included an accrued dividend on the preferred stock, which was waved in 1998 .

During the first three months of fiscal 1999, accounts receivable increased by $149,678 due to the higher level of sales. Inventory increased from $322,706 to $354,493. Current notes and accounts payable increased by $39,400 and $146,730 respectively.

Liquidity and Capital Resources
Operating activities used $66,236 of cash during the quarter ended September 30, 1998 compared with $92,676 of cash provided by operating activities during the quarter ended September 30, 1997. In the first quarter of fiscal 1999, $26,002 was provided by financing activities compared to $109,883 used by financing activities for the same period last year.

The Company at June 30, 1998 and September 30, 1998 had a deficit in net working capital (current assets minus current liabilities) of $530,131 and $576,997 respectively. Internally generated funds and existing borrowing resources are providing sufficient working capital to meet immediate needs, but there is no assurance that the existing borrowing sources will continue to be available and management does not believe that internally generated funds will be sufficient to meet
commitments and future needs.   In order to improve the Company's cash
flow position, the Company has undertaken steps internally to improve gross margins and fixed costs, but these efforts have not resulted in profitability. As of September 30, 1998, $295,198 was borrowed by the Company against its principle credit line. This line is due on December 31, 1998, and is secured by substantially all of the assets of the Company. However, the Company is in violation of certain covenants of the credit agreement. The lender has waived the covenant violations through December 31, 1998. During the quarter ended September 30, 1998 the Company has borrowed additionally from its majority shareholder, and has been extended credit by a subsidiary of its majority shareholder to purchase finished goods. There is no assurance that the Company will be able to continue to receive credit from its majority shareholder. The Company has not been successful in obtaining capital from any other unrelated sources.

In July 1998 Carolina Medical, Inc. a majority shareholder of the Company's common stock was merged into and with CMI of Minnesota (CMI). CMI also owns Braemar, Inc., a North Carolina Corporation with operations in Minnesota. On July 23, 1998 all of the outstanding shares of CMI were acquired by Biosensor Corporation (Biosensor) pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor, Dated May 29, 1998. Because the former shareholders of CMI effectively control Biosensor after the transaction, the transaction has been recorded as a "reverse acquisition" whereby CMI is deemed to have acquired Biosensor.

In July 1998 the Company's Board of Directors approved a plan of Reorganization and Merger, which plan had been previously approved by the Board of Biosensor Corporation, authorizing the merger of a wholly owned subsidiary of Biosensor Corporation with and into Advanced Medical Products, Inc. subject to certain terms and conditions. The Company and Biosensor are currently preparing a definitive agreement to combine their cardiac monitor businesses, and to do business as Advanced Biosensor Inc. A definitive agreement had not been reached as of the date of this filing.

The Company currently does not have specific plans for any major capital expenditures in fiscal 1998.


PART II - OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K

(a) Exhibits - None
(b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter for which this report is filed.
However, a report was filed on Form 8-K on October 14, 1998, amended on October 23, 1998, regarding a change in auditors for the Fiscal year ended June 30, 1998.






SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



						                       Advanced Medical Products Inc.
								                            (Registrant)


                        					By:  s/s:  George L. Down
						                            George L. Down, President


Dated:  November 24, 1998