Form 10KSB
period 1998-06-30
ADVANCED MEDICAL PRODUCTS INC
filed 1998-12-14
CIK 807732

SECURITIES AND EXCHANGE COMMISSION
	                      WASHINGTON, D.C. 20549
                         	---------------
	                          FORM 10-KSB

(Mark One)
 X 	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1998

   	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______ to ______

                       	Commission File No. 0-16341

             	         ADVANCED MEDICAL PRODUCTS INC.
	                (Name of Small Business Issuer in its Charter)

      Delaware                      	    16-1284228
(State or other Jurisdiction		         (I.R.S. Employer
of Incorporation or Organization)		    Identification No.)

   6 Woodcross Drive, Columbia, South Carolina	                 	 29212
	  (Address of Principal Executive Offices)	                  	(Zip Code)

	                       (803) 407-3044
	            Issuer's Telephone Number, Including Area Code)

      Securities Registered Under Section 12(b) of the Exchange Act

        Title of Each Class			     Name of Each Exchange on Which Registered
                None          			                 None

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

Check here if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The Issuer's total revenues for its most recent fiscal year were $2,191,812.

The aggregate market value, as of September 2, 1998, of voting stock held by non-affiliates was approximately $228,295.

The number of outstanding shares of common equity on October 12, 1998 was 5,962,495

Transitional Small Business Disclosure format (check one):
Yes [    ]	  No [ X ]
Total pages = 51  .   	Exhibit Index Appears on Page  25.

	ADVANCED MEDICAL PRODUCTS INC.


	INDEX


		Item								                                             	Page

PART I
  1.  Description of Business				                              3

		2.  Description of Property				                             12

		3.  Legal Proceedings					                                  12

		4.  Submission of Matters to a Vote of
   			Security Holders					                                   12

PART II

  5.  Market for Common Equity
		   	and Related Stockholder Matters		                       12

		6.  Management's Discussion and Analysis	                   14

		7.  Financial Statements					                               17

		8.  Changes in and Disagreements with
   			Accountants on Accounting
			   and Financial Disclosure		                              18

PART III

  9. Directors, Executive Officers, Promoters
			  and Control Persons; Compliance with
			  Section 16(a) of the Exchange Act		                      18

 10. Executive Compensation				                               19

 11. Security Ownership of Certain Beneficial
 			 Owners and Management				                                23

 12. Certain Relationships and Related
		  	Transactions						                                       24

PART IV

 13. Exhibits, List and Reports on Form 8-K	                  25









Item 1. DESCRIPTION OF THE BUSINESS

Advanced Medical Products Inc. ("Advanced Medical", the
"Registrant" or the "Company") develops, manufactures, assembles and markets medical diagnostic equipment and software primarily for use in physicians' offices. Holter monitors (24 hour electrocardiogram
(ECG) monitors) and ambulatory blood pressure (ABP) instruments have provided most of the Company's revenues.

	For the two fiscal years ended June 30, 1997 and June 30, 1998, the Registrant generated revenues of $2,976,847, and $2,191,812, respectively, and incurred net losses of $(680,912), and $(446,563), respectively.

	The Company has demonstrated it's ability to develop, produce and market miniaturized electronic devices for medical applications that are generally smaller, lighter, and take less power than similar products offered by competitors; it's mission is to provide to the medical profession leading-edge hardware and software technology that will save physicians time, reduce cost of health care, and improve patient outcomes. Most of the Company's revenues in the past have resulted from sales to office based family practice physicians, internists and cardiologists. Because of changes taking place in health care, the Company is in the process of redirecting much of it's marketing efforts towards managed care organizations, including Health Maintenance Organizations (HMO's), Group Purchasing Organizations (GPO's), Integrated Health Networks (IHN's) and hospitals where many of the purchasing decisions are now being made. Much of the engineering development efforts are being directed toward enhancements and features such as personal computer (PC) interfaces, "Windows" based software, and digital storage and electronic transfer of medical records (telemedicine). The Company
believes   this can make it's products more attractive to the
markets that are available in the current health care environment. The Company intends that all future products will be PC based, and will include telemedicine features.

	The Registrant was incorporated under the laws of the State of Delaware on September 3, 1986, and in June 1987, successfully concluded an initial public offering of its Common Stock, providing net proceeds to the Registrant of approximately $2,034,000.
Effective September 13, 1989, the Registrant reverse split its outstanding Common Stock at the rate of 1:100, and re-capitalized so as to authorize the issuance of a total of 5,000,000 shares of Common Stock, $.01 par value. All references to shares and per share data in this Annual Report give retroactive effect to such reverse split and re-capitalization. In September 1992, the Company amended its Certificate of Incorporation to create a class of stock consisting of 4,000 shares of redeemable Class A Preferred Stock, and sold 2,000 of such shares, for $2,000,000, to Nishimoto Sangyo Company, Ltd., ("Nishimoto") a distributor of the Company's products (see "Distributor/OEM Arrangements", and "Market for Common Equity and Related Stockholder Matters"). In 1996, Nishimoto assigned all rights of redemption on the preferred stock to the Company and purchased 113 additional shares of preferred stock, and subscribed for 300,000 shares of common stock, paid in satisfaction of $215,000 in unpaid dividends and interest. In 1997, Nishimoto purchased an additional 104 shares of preferred stock in exchange for $104,000 in unpaid dividends. In 1996, South Carolina Pipeline Corporation, a subsidiary of SCANA Corporation ("SCANA"), purchased 160 shares of preferred stock in exchange for $160,000 in unpaid rent. In 1996, the Company amended its certificate of incorporation increasing the authorized common stock to 7,000,000 shares.

	During the Registrant's third quarter of fiscal 1996, Carolina Medical Inc. purchased from the Company a total of 2,150,000 shares, or 42.1%, of the Company's then issued and outstanding common stock for $430,000. In November 1997, Carolina Medical purchased an additional 850,000 common shares for $263,500 (the Company received $254,915 net of expenses) which increased that company's ownership in the Registrant's common stock to 3,000,000 shares or 50.3% of the total outstanding. In May 1998, Carolina Medical purchased 2,217 shares of the Company's preferred stock, including unpaid dividends totaling $149,648, and 300,000 shares of common stock from Nishimoto, and purchased 160 shares of the Company's preferred stock from SCANA. These transactions increased Carolina Medical's ownership in the Company's securities to 55.3% of the common stock and 100% of the preferred stock outstanding.

SUBSEQUENT EVENTS

In July 1998, the Company's Board of Directors approved a
Plan of Reorganization and Merger, which plan had been previously approved by the Board of Biosensor Corporation, authorizing the merger of a wholly owned subsidiary of Biosensor Corporation, which has not yet been organized, with and into Advanced Medical Products, Inc., subject to certain terms and conditions. The Company and Biosensor are currently preparing a definitive agreement to combine their cardiac monitor businesses, and to do business as Advanced Biosensor Inc.

	On July 23, 1998, Biosensor acquired all of the outstanding shares of CMI of Minnesota ("CMI"), a Minnesota corporation, pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. Carolina Medical Inc., a North Carolina corporation which owns 55.3% of the common stock and all of the preferred stock of the Company, was recently merged with and into CMI. CMI also owns Braemar, Inc., a North Carolina corporation operating in Minneapolis, MN that develops, manufactures and markets tape recording devices for ambulatory ECG monitoring devices, digital Holter monitors and event recorders. For accounting purposes, this transaction became effective July 1, 1998. Because the former stockholders of CMI effectively control the company after the transaction, the transaction will be recorded as a "reverse acquisition", whereby CMI will be deemed to have acquired Biosensor. The net assets of Biosensor acquired will be recorded at fair market value. The historical financial statements of the Biosensor prior to the acquisition will become those of CMI. Subsequent to July 1, 1998, the financial statements of Biosensor will include the operations of the combined companies, including Carolina Medical, Braemar, and Advanced Medical Products, Inc.

PRODUCTS

	The Company's products include various solid state electronic medical diagnostic devices supported by several proprietary "D.O.S." and "Windows" based software programs that run on personal computers. Current products consist of a family of ambulatory electrocardiogram ("ECG") monitors, and ambulatory blood pressure ("ABP") monitors. The Company's products are inspected and tested at and shipped from the Company's facilities in Columbia, South
Carolina (see "Assembly and Shipping", below) and are marketed by the Company and by several private label distributors (see "Distributor/OEM", below). Manufacturing of circuit assemblies is out sourced to contract manufacturers. The Company markets its products through in-house marketing personnel, with extensive use of direct mail and telemarketing in conjunction with independent manufacturers representatives (see "Sales and Marketing", below). During fiscal 1998, product revenue was derived from sales of ambulatory ECG monitors and blood pressure monitors and a unique combination unit that monitors both ECG and blood pressure. The Company's first marketable software product, the MICRO ANALYST I was introduced during 1997 and contributed modestly to sales in 1997 and 1998.

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

Ultrasound Imager

	The Company developed the first model of a miniaturized, hand-held, ultrasound imager (the "MICROS QV?" previously known as the "Ultra PCI"). Market introduction of this product at the American College of Emergency Physicians show in September 1996 gave indications of strong market interest. The MICROS QV? displays real time, ultrasound images of internal organs on a small flat panel television screen (3" diagonal). The unit permits the physician to "freeze" any image on the television screen and store up to ten images internally in digital memory. The image may be reproduced to a hard copy through an accompanying printer or transmitted to a personal computer for storage on a hard disk or floppy disk for subsequent image storage, archiving, processing or for electronic transfer to a remote location for interpretation or "second opinion" by a specialist. The MICROS QV? weighs approximately 33 ounces and its size is approximately 5"x2"x9". The unit is powered by a rechargeable battery pack that provides up to two hours of continuous scanning.

	During 1997 and 1998 the Company attempted to market the MICROS QV product through its traditional channels to market (manufacturers representatives and distributors). Although considerable interest was expressed by potential customers, particularly in the field of emergency medicine, it became clear to management that: 1) additional engineering development work needs to be done on the product to improve it's image quality before the product can be effectively marketing, and 2.) the present channels to market for the Company's cardiac monitoring products is not likely to be effective in reaching the market for this ultrasound product.

	In July 1998 the Board of Directors approved a plan to sell the MICROS QV product line, including inventory valued at $135,152 and all design rights and intellectual property relating to the product line, to Carolina Medical, Inc. In exchange for the MICROS QV product line, Carolina Medical agreed to return to Advanced Medical all of the 2,377 shares of the Company's Preferred Stock having a face value $2,377,000, and to forgive all of the accrued unpaid dividends totaling $162,981.

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

Nishimoto accounted for 4% of the Company's total revenues in fiscal 1998 and 11% in fiscal 1997; Kontron accounted for 11% in revenues in 1998 and 7% in 1997.

GOVERNMENT REGULATION

	Regulations applicable to the marketing of medical devices, including claims as to product capability and performance, are generally administered by the Federal Food and Drug Administration ("FDA"). In addition, policies concerning insurance reimbursement for procedures performed by physicians using the Company's products are influenced by determinations of the United States Health Care Financing Administration ("HCFA"). The Company has, from time to time, consulted with professional advisors experienced in FDA and HCFA matters, however no written legal or other opinions have been obtained from such advisors in connection with their consulting activities or the Company's FDA filings. The Company relies upon the expertise of Management in formulating Company policy affected by FDA and HCFA regulations and guidelines. Further, changes in national health care policy and other changes in governmental regulations have affected and will continue to affect the Company and its operations.

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

	The Company has received FDA pre-marketing clearance for its family of Holter and ECG monitors, its ABP monitors.

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


Changes in Legislation

	The current political and social climate in the United States includes the continuing pursuit of health care reforms designed to provide health care benefits to all Americans. An emphasis of most health care reform proposals was on preventative care, i.e., early diagnosis and early intervention and treatment, rather than high cost, critical care at a later date. Management believes that proposed change in legislation will have a favorable impact upon the Company's future operations because they address the need for primary care physicians to undertake responsibility for diagnostic testing in their office practices.

	While management continues to believe that additional health care reforms will be adopted, the current political environment makes it impracticable to predict the precise direction and nature that health care reform may take. The extent of governmental regulation of medical diagnostic devices, which might arise from future legislative or administrative action, and the consequences thereof to the Company, cannot accurately be predicted at this time.

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

RESEARCH AND DEVELOPMENT

	The Company currently conducts research and development activities in order to enhance existing products and develop proposed products. For the two fiscal years ended June 30, 1998 and June 30, 1997, the Company incurred research and development expenditures of $154,991, and $205,264, respectively. Most of research and development expenses during the most recent fiscal year were incurred in connection with enhancements to the Holter and Ambulatory Blood Pressure devices and the Windows 95 based Analyst I software.

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

ASSEMBLY AND SHIPPING

	The Company's ECG monitors and its ABP Monitors consist of solid state electronic components and circuit boards, electrical cables and computer software programs. Some components are standard items, while others will be manufactured to the Company's specifications. The components are generally available from multiple sources and the Company does not believe it will be dependent upon specific suppliers as the sole source of components for its existing and proposed products. The Company currently has no binding arrangements with any subcontractors. Molded plastic parts for the various products manufactured by the Company are subcontracted for manufacture to unaffiliated parties using tooling owned by the Company. Component parts are assembled at and systems are shipped from the Company's facilities. The Company has, during fiscal 1998, out-sourced most of its manufacturing in order to further reduce in-house fixed costs.

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

BACKLOG

	As of June 30, 1998 and June 30, 1997, the Company's backlog of orders was not significant. Generally, the Company builds product to forecast and ships from stock and does not have a significant backlog.

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

	The Company believes that its principal competitors in the office ambulatory ECG market are Rozin, Burdick, Biosensor and Q-
Med, Inc.; and in the ambulatory blood pressure market are Spacelabs, Inc., and Welch Allyn.

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

	The Company claims common law trademark ownership of the identifying names of its products (e.g., MICRO SI?, ULTRA PVD?, SPECTRA ECG?, MICRO ANALYST I, etc.), and evidences such ownership claims through the use of symbol "TM". The Company intends to claim trademark ownership with respect to identifying names of proposed products. The Company has not sought and does not currently intend to seek formal Federal trademark registration for its product names. Such common law trademark ownership provides trademark protection only in jurisdictions in which the trademark is actually used and, therefore, it is possible that third parties may claim trademark ownership in the Company's marks in jurisdictions where the Company is not actually using the trademark. While Management believes that Federal registration is not required in order to obtain trademark protection, such registration would provide certain protection in addition to that afforded by the use of the symbol "TM" (e.g., the right to sue in Federal court for trademark infringement; constructive notice of a claim of ownership, which eliminates a good faith defense for a party adopting the trademark subsequent to the date of registration; and prima facie evidence of the validity of the registration, Registrant's ownership of the mark and of Registrant's exclusive right to use the mark in commerce in connection with the goods specified in the registration certificate). In the event a third party were to successfully challenge any trademarks used by the Company, significant expense in adopting new trademarks could be incurred.

EMPLOYEES

	The Company currently employs 15 full-time persons consisting of its Chief Executive Officer, its President, 1 Vice President, a sales and marketing staff of 4, a manufacturing staff of 4 persons, 1 service person and 1 quality control person, a product development engineer, and 1 administrative person. The Company also employs part-time persons and outside consultants from time to time. The Company is not a party to any collective bargaining agreement and believes it enjoys harmonious employee relations.




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
Company will have the option of renewing the lease for an additional five(5) years at the prevailing rate in effect at the end of the initial five year lease period, with all terms and conditions of the original lease applicable throughout the second or optional five years.


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
Matters

	The Registrant's Common Stock, $.01 par value, is traded in the over-the-counter (OTC) market and, through February 1, 1995 was quoted on the NASDAQ automated quotation system under the symbol "ADVA". The Company's Common Stock was de-listed from NASDAQ trading commencing February 2, 1995, due to the Company's inability to meet NASDAQ capital and surplus requirements.

	Set forth below is the range of high and low bid information for the Registrant's Common Stock for the two preceding fiscal years as reported from the OTC Bulletin Board and reflect daily bid prices. These quotations represent prices between dealers, do not reflect retail mark-up, mark-down or commissions, and may not represent actual market transactions.

                                  								High Bid	          Low Bid
Third Calendar Quarter, 1996	               1/2                1/4
Fourth Calendar Quarter, 1996	    	         3/4               3/16
First Calendar Quarter, 1997	    	         7/16               3/16
Second Calendar Quarter, 1997	   	          3/8                1/8
Third Calendar Quarter, 1997	        			    3/8	          	    1/8
Fourth Calendar Quarter, 1997  				         1/2                .30
First Calendar Quarter, 1998	               .16                .06
Second Calendar Quarter, 1998	              .15                .09

As of October 12, 1998, there were approximately 1,881 record holders of the Registrant's outstanding Common Stock.

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

	On January 12, 1996 Carolina Medical, Inc., a privately held medical device manufacturing company located in King, North Carolina, purchased 750,000 shares of Advanced Medical Products, Inc.'s authorized but un-issued common stock for $150,000. BIOTEL International, Inc., a holding company (which was subsequently acquired by Carolina Medical) purchased an additional 1,400,000 shares of Advanced Medical's common stock on March 29, 1996 for $280,000. On October 20, 1997 the Company entered into a Stock Purchase Agreement with Carolina Medical, Inc., selling an additional 850,000 shares of common stock of Advanced Medical Products, Inc. to Carolina Medical, Inc. for $263,500 (the Company received $254,915 net of expenses). Of this amount, $183,500 was paid to the Company in November and the balance was structured as a note, which was paid by April 30, 1998. This stock purchase increased Carolina Medical's ownership in the Company to 3,000,000 shares or 50.3 percent of the 5,962,495 issued and outstanding common stock shares.

	Registrant has 4,000 shares of authorized Class A Preferred Stock, no par value, of which 2,377 shares are currently issued and outstanding. Pursuant to that certain First Amendment to Preferred Stock Purchase Agreement between Registrant and Nishimoto, effective as of March 31, 1996 (the "Amendment"), all rights of redemption, mandatory or otherwise. with respect to all or any part of the Preferred Stock were assigned to the Company, included all demand redemption rights as of October 15, 2002.

	The terms of the Class A Preferred Stock entitled the holder thereof to cash dividends at the rate of $50.00 per annum per share. Dividends on such shares are cumulative. Such dividends are payable annually in arrears. Since December 31, 1997 the Company has been in violation of its preferred stock agreements with Nishimoto-Sangyo Company, Ltd. and SCANA Corporation, the Company's two preferred stockholders. These two preferred stock agreements require that an annual dividend of $50 per $1,000 of the face value of the preferred stock be declared and paid at the end of each calendar year. However, the Company had deficits in both retained earnings and stockholders equity at December 31, 1997 and therefore under Delaware law cannot legally declare a dividend. Nishimoto-Sangyo was unwilling to convert unpaid dividends into additional common or preferred shares of Advanced Medical, as they have done in prior years, but in May 1998 Nishimoto sold their common and preferred stock in the Company in exchange for shares of Carolina Medical, Inc. This transaction brought Carolina Medical's ownership in the Company to 55.3% of the common stock and 93.3% of the preferred stock of the Company issued and outstanding. In June 1998 Carolina Medical purchased from SCANA the remaining 160 shares of preferred stock in the Company. As of June 30, 1998, dividends on the preferred stock of $162,981 were owed to Carolina Medical by the Company. In July 1998, the Company's board approved a plan to sell the Company's MICROS QV product line to Carolina Medical in exchange for all of the 2,377 shares of Preferred Stock in the Company (having a face value of $2,377,000), and the unpaid dividends of $162,981.


Item 6.  	Management's Discussion and Analysis


FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis" of the financial
condition and results of operations, and other sections of this report, contain various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the Company's expectations concerning future events including the following: the Company's future cash flows, results of operations and overall financial performance, the expected continuing availability of the credit line, the Company's continuing ability to sell its Holter and ambulatory blood pressure products to office practices, and the Company's belief regarding future recovery from declining revenues in the medical device industry. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied in such "forward-
looking statements".   Any such statement is qualified by
reference to the following cautionary statements.

The Company's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of the products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in
the Company's Securities and Exchange Commission filings.   The Company does
not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

The following discussion should be read in conjunction with the accompanying Financial Statements, including the notes thereto, appearing elsewhere herein.


RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

Net sales declined 26% to $2,191,812 in fiscal 1998 from $2,976,847 in fiscal 1997. Sales of medical devices to office based physicians in the Company's major markets, the U.S., Europe and Japan, have continued to be adversely impacted by changes taking place in the health care industry, particularly the continuing moves toward "managed care" and "capitation of costs". Many physician practices have been sold to hospitals or managed care groups and capital equipment expenditures by health care providers have been reduced substantially over the past few years.

	The Company's international sales were down more than domestic sales with sales to Nishimoto Sangyo, the Company's distributor in Japan, off more than 73%. Sales in Germany were also considerably lower due to general economic conditions in Germany and reductions in medical procedure reimbursement rates implemented in Germany during 1996. Lower international sales impacted profits to a greater degree than lower domestic sales because of the substantially lower sales and marketing costs to the Company on international sales.

	Gross margins were reduced to 38% in fiscal 1998 from 45% in 1997 resulting in gross profits in 1998 of $836,723 compared to $1,333,887 in fiscal 1997. This was the result of a combination of lower sales and higher inventory write-offs in 1998.

	Selling, general and administrative expenses of $1,009,287 or 46% of sales were lower by $773,014 in fiscal 1998, partly due to lower commissions on the lower level of sales and partly due to reduced expenditures on marketing, lead generation, and salaries. Selling, general and administrative expenses in 1997 were 60% of a much higher sales level. Some of the marketing and sales cost reductions implemented in fiscal 1998 undoubtedly contributed to lower sales in 1998.

	Research and development costs for fiscal 1998 of $154,991 were 7% of sales and were lower than in 1997 by approximately $50,000.

	Interest expense increased from $65,168 in fiscal 1997 to $114,135 in fiscal 1998 as a result of increased borrowing against the revolving credit line established with Emergent Financial Group during the second quarter of fiscal 1997.

	The net loss for fiscal 1998 was $446,563 compared to losses of $680,912 in fiscal 1997. Although net losses have been substantially reduced in each of the last two fiscal years, cost cutting measures have not produced cost savings fast enough to return the Company to profitability in light of the steadily declining sales. The Company believes that fixed costs have now been reduced sufficiently to enable the business to operate near break-even at the current level of sales. However, there can be no assurance that sales will not continue to decline or that additional cost reductions will not be required in order to attain profitability.

	Cash was higher at the end of fiscal 1998 by $31,149.
Inventory was reduced during the year by $130,599 by continuing efforts to reduce required stocking levels. In addition, $59,507 was transferred to capital equipment thus reducing total inventory to $322,706. Current assets were lower at June 30, 1998 by $392,084; total assets were lower by $456,142.

	Current liabilities were lower at the end of fiscal 1998 by $169,024; however, long-term liabilities were higher by $5,651.

Fiscal 1997 Compared to Fiscal 1996

	Net sales declined 30% to $2,976,847 in fiscal 1997 from $4,232,428 in fiscal 1996. The Company's international sales were down more than domestic sales with sales to Nishimoto Sangyo, the Company's distributor in Japan, off more than 40%. Sales in Germany were also considerably lower due to general economic conditions in Germany.

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

	Research and development costs for fiscal 1997 of $205,264 were 7% of sales and were lower than in 1996 by $157,836.

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

	Current liabilities were higher at the end of fiscal 1997 by $373,380; long term liabilities were lower by $138,066

LIQUIDITY AND CAPITAL RESOURCES

	Operating activities provided $9,971 of cash during fiscal
1998 compared with $394,341, used during fiscal 1997.  In fiscal
1998, $11,427 was used for capital expenditures compared with $103,910 in fiscal 1997. Cash increased by $31,149 in 1997 and $36,307 in 1997.

	During the years ended June 30, 1998 and 1997 the Company's net losses were approximately $447,000 and $681,000. As of June 30, 1998, the Company's accumulated deficit in earnings was approximately $5,218,000. In addition, the Company was in violation of loan covenants on its credit line with Emergent Financial, and a number of vendors have placed the Company on cash
on delivery terms.   Management is aggressively addressing these
matters by reviewing the current operations of the Company and reducing operating costs wherever possible, while developing new products to meet the demands of the changing medical device market.

	The Company has continued to invest in technology development, specifically the development of "Windows 95" software for processing Holter and blood pressure data, and for the transmission of cardiac data as FTP files over the
Internet. Management believes these developments enhance the Company's future business opportunities.

The Company believes that internally generated funds, the revolving credit agreement with Emergent Financial Group and the loan agreement with Carolina Medical should provide sufficient working capital to meet immediate needs, but not sufficient to meet longer term working capital requirements. The Company has been unsuccessful in its efforts to raise additional capital from outside sources.

In July 1998 the Company's Board of Directors approved a
Plan of Reorganization and Merger, which plan had been previously approved by the Board of Biosensor Corporation, authorizing the merger of a wholly owned subsidiary of Biosensor Corporation, which has not yet been organized, with and into Advanced Medical Products, Inc., subject to certain terms and conditions. The
Company and Biosensor are currently negotiating a definitive agreement to combine their cardiac monitor businesses, and to do business as Advanced Biosensor Inc. (see Business, Subsequent Events)

YEAR 2000 IMPACT

The Company has examined the effects that the year 2000 will have on the operation of its business and on the its customers use and acceptance of its products. The Company believes that it has a plan in place that will eliminate or render immaterial any impact that the year 2000 will have on its business. Internal accounting and preparation of monthly, quarterly and annual financial statements is currently performed on personal computers using accounting and inventory software obtained from Great Plains running on the Microsoft DOS operating system software. By the end of calendar 1998 the Company expects to upgrade to the latest version of Great Plains software running under Windows 95 or Windows 98 at a total cost estimated to be less than $15,000.
This new software is believed to be Y2K compliant. The Company's products use microprocessors and imbedded software, and data captured and stored by these products are processed by software provided to customers by the Company. Calculations performed by the imbedded code in the Company's products and by processing software supplied by the Company do not utilize the year. Management believes that all of its recorders currently being sold and those being serviced under warranty will be not be effected by a change in year from 1999 to 2000 or from 2000 to 2001.


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


	PART III

Item 9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

	The current directors and executive officers of the Registrant are as follows:

		Name			                Age	        Position and Term of Service

 L. John Ankney           69	        Director since January 1996

	George L. Down		         58	        President since October 1997.
						                               Vice President since April 1996.
						                               Director since September 1986

	David A. Heiden          49	        Director since January 1996

	C. Roger Jones           60	        Director since January 1996

	Ronald G. Moyer          62	        Chief Executive Officer, Treasurer and
                                     Chairman Since January 1996; President
                                     From January 1996-October 1997.

 Deborah Riente		         43	        Vice President since December 1993 and
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

	The Company's Board of Directors is comprised of Messrs. Moyer, Ankney, Down, Heiden and Jones. The term of office of each Director commences on the date of the Company's Annual Meeting of Stockholders, and continues for one year thereafter, or until his successor is duly elected and qualified. The Company does not compensate its Directors for serving as such, but are and will be reimbursed for their reasonable out-of-pocket expenses incurred in their capacities as members of the Board of Directors.


Item 10.  Executive Compensation

	The following table discloses certain summary information concerning the compensation paid for services rendered in all capacities to the Company for the two fiscal years in the period ended June 30, 1998, to the Company's Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary and bonus were in excess of $100,000 (each, a "Named Executive Officer"):

                    				SUMMARY COMPENSATION TABLE

                                                      Long-Term Compensation
                 Annual Compensation                           Awards

                  Fiscal
Name and           Year                   Other Annual           All Other
Principal          Ended   Salary  Bonus  Compensation  Options  Compensation
Position         June 30    ($)     ($)        ($)        (#)        ($)

Ronald G. Moyer    1998    84,000   -0-        -0-        -0-        -0-
Chief Executive    1997    84,000   -0-        -0-        -0-        -0-
Officer

	There were no grants of stock options during the fiscal year ended June 30,
1998 to the Named Executive Officer.

	The following table sets forth information concerning each exercise of stock options during the fiscal year ended June 30, 1998 by the Named Executive Officer and the value of unexercised options held by the Named Executive Officer as of June 30, 1998:

Aggregated Option Exercises in Fiscal 1998 and Fiscal Year-End Option Values

                                                      Number of    Unexercised
                                                     Unexercised   In-the-Money
                                                        Options      Options
                                                     At FY-End(#)  At FY-End(#)
         Shares
       Acquired On  Value Real-  Exercisable/  Exercisable/
       Exercise(#)  ized (A)($)  Unexercisable Unexercisable(B)

Ronald
G. Moyer    -0-         -0-           -0-           -0-       -0-        -0-
Chief
Executive
Officer

(A)	Market value of securities underlying options on the exercise date, less the exercise price of such options.

(B)	Market value of securities underlying "in the money" options at June 30, 1997, less the exercise price of such options.


Employment Agreements

	There were no employment agreements in effect on June 30, 1997 or June 30, 1998.

Section 401(k) Plan

	During fiscal 1993, the Company's Board of Directors established a defined contribution profit sharing plan pursuant to
Section 401(k) of the Code [the "401(k) Plan"]. The 401(k) Plan is administered by F.P. Kessler, Jr. and Associates, of East Syracuse, New York, in conjunction with The New England of Boston, Massachusetts. The 401(k) Plan permits eligible employees to make voluntary contributions to the 401(k) Plan up to an annual maximum dollar amount of $9,500 for the calendar year 1997 and $10,000 for 1998. The Company may contribute a discretionary matching contribution on the basis of a $.25 contribution by the Company for each $1.00 contribution by the employee, up to a maximum of 4% of the aggregate employee contribution. Benefits under the 401(k) Plan are to be distributed upon retirement, disability, death or termination of employment. Each participant's share of the Company's contribution vests beginning after three full years of service, at the rate of 20% after each of the third through seventh years of service, at which time the participant becomes fully vested. During the fiscal year the Company made no matching contributions pursuant to the 401(k) Plan. Amounts to be contributed by the Company under the 401(k) Plan are discretionary, and, accordingly, it is not possible to estimate the amount of benefits that will be payable to participants upon retirement.

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

	A description of the Plan is set forth below. Such descrip-tion is qualified in its entirety by reference to the full text of the Plan, a copy of which is available upon written request to the Company.

	The Plan has two administration groups, one for non-qualified and one for qualified stock options. Non-qualified Stock Option Committee members are Mr. Moyer, Mr. Brown and Mr. Down. Qualified Stock Option Committee members are Mr. Moyer, Mr. Ankney and Mr. Heiden. Unless otherwise approved by the Company's stockholders, members of the Committee are eligible to receive options only pursuant to Section 5(b) of the Plan, which establishes a formula for the exercise of such options. Options granted under the Plan may be qualified (incentive options within the meaning of Section
422 of the Code) or non-qualified. Stock purchased pursuant to the exercise of an incentive option is subject to repurchase by the Company at the option price thereof in the event of the termination of employment for any reason of such optionee/purchaser within one year of the exercise of such option. Pursuant to Stock Option Agreements between the Company and optionees of incentive options granted under the Plan, the Company has a right of first refusal to purchase shares issued upon the exercise of options during the five year period commencing on the date of exercise. The maximum term of any option under the Plan is ten years and the per share option price of incentive options may not be less than 100% of the fair market value of the Company's Common Stock on the date the incentive option is granted. However, incentive stock options granted to persons owning more than 10% of the voting Common Stock of the Company may not have a term in excess of five years or an option price per share less than 110% of the fair market value of the Common Stock on the date of the grant.

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

	As of June 30, 1998, options to purchase 602,500 shares of Common Stock under the Plan were outstanding. These options are exercisable at prices ranging from $.14 to $1.63 per share and expire at various dates through April 2003. During fiscal 1998, options to purchase 400,000 shares were granted, no options were exercised, and options to purchase an aggregate of 132,500 shares were terminated in accordance with the terms of the options.


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

	The following table sets forth, as of September 2, 1998 certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.

 				        	           Amount and Nature	          	    Percent of
 Name and Address	       of Beneficial Ownership (1) 	    Class (2)

	Ronald G. Moyer             3,300,000 (3)                  53.31
	6 Woodcross Drive
	Columbia, SC 29212

	Carolina Medical Inc.		     3,300,000 (3)		                53.31
	157 Industrial Drive
	King, NC 27021

	George L. Down                216,766 (4)                   3.64
	6 Woodcross Drive
	Columbia, SC 29212

	Officers and Directors as   4,112,190                      68.98
 	a Group (of 6 persons)    (3),(4),(5),(6)


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

(2) Does not give effect to the issuance of up to 602,500 shares in the event of exercise of outstanding qualified and non-qualified stock options (except to the extent Securities and Exchange
Commission rules require the table to give effect to the issuance of such shares).

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

(4) Includes (i) 14,976 shares owned of record by the Helen L. Down Trust (Helen Down is the mother of Mr. Down), for which Mr. Down serves as trustee and (ii) 19,576 shares owned of record by members of Mr. Down's family, which shares are subject to voting proxies held by Mr. Down and (iii) includes 420,000 shares issuable in the event of exercise of currently exercisable stock options.

(5) Includes 52,924 shares beneficially owned by the Secretary of the Company and 77,500 shares issuable in the event of exercise of currently exercisable stock options granted to such officer.

(6) Includes 45,000 shares issuable in the event of exercise of currently exercisable stock options granted to directors.


Item 12.  Certain Relationships and Related Transactions

	In January 1996 the Company sold to Carolina Medical, Inc., 750,000 shares of Advanced Medical's authorized but un-issued common stock for $150,000 cash. On March 29, 1996 BioTel International, Inc., a holding company that owned a majority interest in Carolina Medical's common stock purchased an additional 1,400,000 shares of Advanced Medical's common stock for $280,000. These transactions provided $430,000 of cash for working capital purposes. On July 1, 1996, the Company entered into a loan agreement with Carolina Medical, the Company's largest shareholder, under which the Company borrowed $150,000 at 12 percent annual rate of interest. The balance on this note as of June 30, 1998, including interest due, was $153,000.

     On October 20, 1997 the Company entered into a Stock Purchase Agreement with Carolina Medical, Inc., selling an additional 850,000 shares of common stock of Advanced Medical Products, Inc. to Carolina Medical, Inc. for $263,500 (the Company received $254,915 net of expenses). Of this amount, $183,500 was paid to the Company in November and the balance was structured as a note, which was paid by April 30, 1998. This stock purchase increased Carolina Medical's ownership in the Company to 3,000,000 shares or 50.3 percent of the 5,962,495 issued and outstanding common stock shares. In May 1998 Nishimoto sold their common and preferred stock in the Company in exchange for shares of Carolina Medical, Inc. This transaction brought Carolina Medical's ownership in the Company to 55.3% of the common stock and 93.3% of the preferred stock issued and outstanding. In June 1998 Carolina Medical purchased from SCANA the remaining 160 shares of preferred stock. As of June 30, 1998, dividends on the preferred stock of $162,981 were owed to Carolina Medical by the Company.

	In July 1998, the Company's board approved a plan to sell the Company's MICROS QV product line to Carolina Medical in exchange for the 2,377 shares of Preferred Stock in the Company (having a face value of $2,377,000), and the unpaid dividends of $162,981.

Also in July 1998, the Company's Board of Directors approved a Plan of Reorganization and Merger which plan had been previously approved by the Board of Biosensor Corporation. This plan authorizes the merger of a wholly owned subsidiary of Biosensor Corporation, which has not yet been organized, with and into Advanced Medical Products, Inc., subject to certain terms and conditions. The Company and Biosensor are currently negotiating a definitive agreement to combine their cardiac monitor businesses, and to do business as Advanced Biosensor Inc.

	On July 23, 1998, Biosensor acquired all of the outstanding shares of CMI of Minnesota ("CMI"), a Minnesota corporation, pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. Carolina Medical Inc., a North Carolina corporation which owns 55.3% of the common stock and all of the preferred stock of the Company, was recently merged with and into CMI. CMI also owns Braemar, Inc., a North Carolina corporation operating in Minneapolis, MN, a company that develops, manufactures and markets tape recording devices for ambulatory ECG monitoring devices, digital Holter monitors and event recorders. For accounting purposes, this transaction became effective July 1, 1998. Because the former CMI shareholders effectively control the company after the transaction, the transaction will be recorded as a "reverse acquisition", whereby CMI will be deemed to have acquired Biosensor. The net assets of Biosensor acquired will be recorded at fair market value. The historical financial statements of the Biosensor prior to the acquisition will become those of CMI. Subsequent to July 1, 1998, the financial statements will include the operations of the combined companies, including Advanced Medical Products, Inc.


					PART IV

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

   10.15 Intellectual Property License Agreement with Carolina Medical,
         Inc. (16)

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

   10.22 Amendment to Distribution Agreement with Nishimoto Sangyo Company, Ltd. (23)

   10.23 Preferred Stock Purchase Agreement with SCANA Development Corporation. (24)

   10.24  Lease with T & L A Partnership. (25)

   10.25  Subscription Agreement with BIOTEL International Inc.


(17) Reference is made to Exhibit 10.16 to the Registrant's Report on Form 8-K dated October 23, 1998, which is hereby incorporated by reference.

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

(26) Reference is made to Exhibit 10.25 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1997, which is hereby incorporated by reference.


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


	  Name				                 Title				                        Date

/s/Ronald G. Moyer      CEO, Treasurer, and 	              12/14/98
Ronald G. Moyer         Chairman of the Board
				                    (Principle Executive Officer
				                    and Principle Financial Officer)


/s/George L. Down	      President and Director		            12/14/98
George L. Down

/s/C. Roger Jones	      Director                            12/14/98
C. Roger Jones

/s/L. John Ankney	      Director                            12/14/98
L. John Ankney

/s/David Heiden         Director                            12/14/98
David Heiden


	The Registrant has not furnished its 1998 annual report or proxy materials to securities holders. The Registrant intends to furnish such information to security holders, and to furnish copies thereof to the Commission, in accordance with applicable rules and regulations.









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


	  Name				            Title				                                   Date

                     CEO, Treasurer, and 	                       12/14/98
Ronald G. Moyer      Chairman of the Board
				                 (Principle Executive Officer
				                 and Principle Financial Officer)


                     President and Director                     12/14/98
George L. Down       Director

C. Roger Jones       Director                                   12/14/98

L. John Ankney       Director                                   12/14/98

David Heiden         Director                                   12/14/98

	The Registrant has not furnished its 1998 annual report or proxy materials to securities holders. The Registrant intends to furnish such information to security holders, and to furnish copies thereof to the Commission, in accordance with applicable rules and regulations.









                      	Advanced Medical Products, Inc.








                                               Financial Statements
                                 Years Ended June 30, 1998 and 1997









INDEPENDENT AUDITOR'S REPORT    1998	                         F-3
                                1997                          F-4

Financial Statements

   Balance Sheets	                                             F-5-F-6

   Statements of Operations 	                                  F-7

   Statements of Changes in Stockholders' Equity (Deficit)	    F-8

   Statements of Cash Flows	                                   F-9-F-10

   Notes to Financial Statements	                              F-11-F-24





INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Advanced Medical Products, Inc.
Columbia, South Carolina

We have audited the accompanying balance sheet of Advanced Medical Products, Inc. as of June 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Products, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 15, under a Plan of Reorganization and Merger the Company will become a wholly-owned subsidiary of Biosensor Corporation and will no longer operate as an independent organization.

McGladrey & Pullen, LLP
Charlotte, North Carolina
September 15, 1998, except for the last sentence of Note 7, to which the date is October 8, 1998.










                 Report of Independent Certified Public Accountants


To the Board of Directors
Advanced Medical Products Inc.
Columbia, South Carolina


We have audited the accompanying balance sheet of Advanced Medical Products Inc. as of June 30, 1997, and the related statements of loss, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Advanced Medical Products Inc. at June 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP
Charlotte, North Carolina
December 11, 1997, except
for information dated through
April 28, 1998, in Note 13



Balance Sheets
June 30, 		                                         1998		           1997

Assets (Note7)

Current:
  Cash                                       	     $	82,087       	$	 50,938
  Accounts receivable, net (Notes 2,6,8 and 13)     342,040          554,552
  Inventories (Notes 3 and 8)                       322,706          512,812
  Other current assets                               36,553           57,168

Total current assets                                783,386        1,175,470

Furniture and equipment, net (Notes 4 and 8)        250,691          282,384

Product software costs, net of accumulated
 amortization of 1998 $319,381; 1997 $271,422        52,751           90,078

Other assets                                         13,474            8,512

Total assets                                   	$	1,100,302    	 $	1,556,444


                         See notes to financial statements.


Balance Sheets
June 30,		                                            1998		         1997

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Notes payable (Note 7)                            	$	295,798   	 $	603,407
  Current portion of long-term debt (Note 8)            30,327        24,000
  Accounts payable (Note 6)                            448,548       510,324
  Accrued wages and commissions                         73,968        89,949
  Accrued expenses                                     301,995       254,961
  Dividends payable                                    162,981         -
Total current liabilities                            1,313,617     1,482,641

Non-Current Liabilities:
  Long-term debt, less current maturities (Note 8)     169,692        34,732
  Dividends payable                                        -          61,860
  Accrued expenses                                         -          67,449
Total non-current liabilities                          169,692       164,041

Total liabilities                                    1,483,309     1,646,682

Commitments and contingencies (Notes 5,11,and 14)

Stockholders' equity (deficit) (Notes 10,11,13 and 15):
  Class A preferred stock, 5% cumulative, non-
  voting, no par value; authorized 4,000 shares;
  issued and outstanding 2,377.                      2,289,410     2,289,410
  Common stock, $.01 par value; authorized
  7,000,000 shares, issued and outstanding
  5,962,495 in 1998, and 5,112,495 in 1997.             59,625        51,125

  Additional paid-in capital                         2,486,209     2,340,915
  Accumulated deficit                               (5,218,251)   (4,771,688)

Total stockholders' equity (deficit)                  (383,007)      (90,238)

Total liabilities and stockholders' equity
(deficit)                                         	$	1,100,302  	$	1,556,444

                       See notes to financial statements.


Statements of Operations
Years Ended June 30,		                                  1998		       1997

Net sales (Notes 6 and 12)                        	$	2,191,812 	 $	2,976,847

Cost of sales                                        1,355,089     1,642,960

Gross profit                                           836,723     1,333,887

Costs and expenses:
  Selling, general and administrative                1,009,287     1,782,301
  Research and development                             154,991       205,264
Loss from operations                                  (327,555)     (653,678)

Non-operating income (expense)
  Interest                                            (114,135)      (65,168)
  Other                                                 (4,873)       37,934

Net loss (Note 9)                                  	$	(446,563)  	$	(680,912)

Net loss applicable to common shares               	$	(547,684)  	$	(795,162)

Basic and diluted net loss per share                   	$	(.10)      	$	(.16)

Weighted average common shares outstanding         		5,749,995   		4,968,841

                       See notes to financial statements.



Statements of Stockholders' Equity (Deficit)
Years Ended June 30, 1998 and 1997


        Class A      Issued       Common     Additional
       Preferred  Common Stock    Stock 		    Paid-in   Accumulated
         Stock   Shares    Total  Subscribed  Capital     Deficit      Total

Balance, June 30, 1996
     $2,026,247  4,837,875 $48,379 $102,000  $2,356,729 $(4,090,776) $442,579
Issuance of common stock
          -        300,000   3,000 (102,000)     99,000        -         -
Retirement of common stock
          -        (25,380)   (254)     -           254        -         -
Dividends on preferred stock
          -           -         -       -      (115,068)       -     (115,068)
Issuance of preferred stock in settlement of accrued dividends
        104,000       -         -       -           -          -      104,000
Issuance of preferred stock in settlement of accrued liability
        159,163       -         -       -           -          -      159,163
Net loss
           -          -         -       -           -       (680,912)(680,912)

Balance, June 30, 1997
     $2,289,410  5,112,495 $51,125 $    -    $2,340,915 $(4,771,688) $(90,238)
Issuance of common stock
           -       850,000   8,500              246,415        -      254,915
Dividends on preferred stock
           -          -         -       -      (101,121)       -     (101,121)
Net loss
           -          -         -       -          -       (446,563) (446,563)

Balance, June 30, 1998
    	$2,289,410  5,962,495 $59,625 $   	-    $2,486,209 $(5,218,251) $(383,007)

                         See notes to financial statements.



Statements of Cash Flows
Years Ended June 30,                           		      1998        		1997

Cash flows from operating activities:

  Net loss	                                        $	(446,563)   	$	(680,912)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:

    Depreciation and amortization                     139,954        143,613
    Provision for doubtful accounts                    58,107         64,507
    Loss on disposal of fixed assets                     -            11,053
    (Increase) decrease in:
     Accounts receivable                              154,405        (71,618)
     Inventories                                      130,599        236,958
     Other assets                                      15,653         53,207
     Increase (decrease) in:
     Accounts payable                                 (26,250)       (51,429)
     Accrued wages and commissions                    (15,981)       (31,065)
     Accrued expenses                                      47        (68,655)

Net cash provided by (used in) operating activities     9,971       (394,341)

Cash flows used in investing activities:
  Purchase of furniture and equipment                    (795)       (58,585)
  Capitalization of product software costs            (10,632)       (45,325)

Net cash used in investing activities                 (11,427)      (103,910)




                          See notes to financial statements.


Statements of Cash Flows
Years Ended June 30,		                                1998		          1997

Cash flows from financing activities:

  Payments on notes payable and long term debt       (166,322)      534,558
  Issuance of common stock                            198,927           -

Net cash provided by financing activities              32,605       534,558

Net increase in cash and equivalents                   31,149        36,307

	Cash, beginning of year                               50,938        14,631

 Cash, end of year                                  	$	82,087     	$	50,938


Supplemental Disclosures of Cash Flow Information:

  Cash paid for interest                            $ 113,900      $ 51,439

Supplemental Schedule of Non-Cash Investing and Financing Activities:

  Capitalization of demonstration inventory            59,507          -
  Declaration of preferred stock dividend             101,121       115,068
  Common stock issued in satisfaction of accounts
  payable and accrued expenses                         55,988          -
  Issuance of preferred stock in settlement of
  accrued dividends                                       -         104,000
  Issuance of preferred stock in settlement of
  accrued liability                                       -         159,163


                  				See notes to financial statement



1. Nature of Business and Significant Accounting Policies

Business
The Company develops, manufactures (through subcontractors), assembles and markets diagnostic equipment primarily for use in physicians' offices, throughout the United States and Europe.

Parent Company
The Company is a 55.3% owned subsidiary of Carolina Medical, Inc.

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

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high quality credit financial institutions. No losses have been experienced on such investments. The Company had sales to foreign customers of approximately $317,000 and $536,000 in 1998 and 1997, respectively. The Company reviews a customer's credit history before extending credit. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories
Inventory is stated at the lower-of-cost determined by the first-in, first-out (FIFO) method or market.

Furniture, Equipment, and Depreciation
Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets ranging from 3 to 8 years.

Revenue Recognition
Product is shipped directly to the Company's customers. Revenue on these sales is recognized when the product is shipped.

Service Contracts
Amounts billed to customers for service contracts are recognized as income over the term of the agreements and the associated costs are recognized as they are incurred. Accrued expenses include service contract revenue deferrals of approximately $167,000 in 1998 and $125,000 in 1997.

Warranty
The products manufactured by the Company are sold with a one-year warranty. The Company accrues warranty costs based upon historical experiences and current conditions. The Company also offers an extended warranty to its customers, under which revenues are initially deferred and recognized to match the expected related costs incurred over the extended warranty period. Expense for work performed under the extended warranties are recognized as incurred.

Product Development Costs
Costs associated with the development of new products and changes to existing products are charged to operations as incurred (except Product Software Costs).

Product Software Costs
The Company capitalizes certain costs related to the development of computer software once technological feasibility of the software has been established. These costs, which are reported at the lower- of-amortized cost or net realizable value, are amortized principally using the straight-line method, over the estimated useful economic life of the software, generally 36 months. Amortization expense amounted to approximately $48,000 and $32,000 in 1998 and 1997, respectively.

Income Taxes
The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these temporary differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities.
A valuation allowance is established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net loss per share
The Company adopted Statement of Financial Accounting Standards No. 128
(SFAS No. 128), Earnings Per Share, which supersedes APB Opinion No.
15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding.
Net loss was increased by $101,121 and $114,250 for preferred stock dividends declared in 1998 and 1997, respectively. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company initially applied Statement No. 128 for the year ended June 30, 1998, and as required by the statement, has restated the per share information for the prior year to conform to the statement. As described in Note 10, at June 30, 1998 and 1997, the Company had options outstanding to purchase a total of 602,500 and 335,500 shares of common stock, respectively, at a weighted-average exercise price of approximately $0.24 and $.33, respectively. The inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 1998 and 1997.

New AccountingPronouncements

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.
Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated.

The FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the manner in which a publicly held enterprise reports certain information about operating segments of their business. The information required to be disclosed for an entity's operating segments not only consists of financial information, but also certain related disclosures of the segment's products and services, geographic areas, and major customers. Statement No. 131 will become effective for the Company's year ending June 30, 1999; however, the impact on disclosures is not anticipated to be significant.

Advertising
The Company expenses the production costs of advertising, the first time advertising takes place, except for direct-response advertising which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of brochures and distribution of brochures that include response cards for the Company's products.
The capitalized costs of the advertising are amortized over a six month period from the date that the production costs were incurred.

At June 30, 1998 and 1997 approximately $36,000 and $41,000 were reported as assets, respectively. Advertising expense was approximately $55,000 in 1998 and $101,000 in 1997.

Going Concern Opinion for June 30, 1997
During the year ended June 30, 1997 the Company's net loss was $681,000. As of June 30, 1997, the Company's accumulated deficit was approximately $4,772,000. In addition, the Company was in violation of bank loan convenants, and a number of vendors had placed the Company on cash on delivery terms.
The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

Management is continually addressing these matters by reviewing the current operations of the Company and reducing operating costs wherever possible while developing new products to meet the demands of the changing medical device market. The Company has been under a general wage and hiring freeze and has significantly reduced the number of employees. Manufacturing of the Company's products has been contracted out wherever possible to reduce manufacturing overhead and improve cash flow.

Reclassifications
Certain 1997 amounts have been reclassified to conform with the 1998 presentation. These reclassifications have no effect on net loss or stockholder's equity (deficit).

2.	Accounts Receivable

   Accounts receivable are summarized as follows:
June 30,                                           1998          		1997

Trade receivables                                $ 365,540       	$	545,908
Other receivables                                    1,500           39,598

                                                   367,040          585,506

Less allowance for doubtful  accounts               25,000           30,954

Net accounts receivable                          	$342,040       	$	554,552

3.	Inventories

   Inventories are summarized as follows:

June 30,                                           		1998          		1997

Raw materials                                      $ 141,799      	$	248,254
Work-in-process                                       21,008          56,934
Finished goods                                       159,899         207,624

                                                   $ 322,706      	$	512,812

4.	Furniture and Equipment

Major classes of furniture and equipment consist of the following:

June 30,                                             		1998        		1997

Equipment                                           $  308,305    	$	248,002
Furniture and fixtures                                 177,373       177,373
Tooling                                                614,972       614,972
Leasehold improvements                                  15,782        15,782

                                                     1,116,432     1,056,129

Less accumulated depreciation and amortization         865,741       773,745

                                                    $	 250,691    	$	282,384

Depreciation expense amounted to approximately $92,000 and $112,000 in 1998 and 1997, respectively.

5.	Leases

The Company leases its current facility under a five year lease agreement which will expire October 31, 2001.

The Company also leases equipment under agreements with varying monthly payment amounts. The terms of the leases range from 36 to 60 months.

Annual minimum rental payments under operating leases are as follows:

Years Ending June 30,

1999                           $  97,832
2000                              99,897
2001                             103,929
2002                              40,761
2003                               5,670
                               $ 348,089

Rent expense amounted to approximately $ 116,000 and $91,000 in 1998 and 1997, respectively.

6.	Related Parties

The Company had sales of approximately $88,000 and $320,000 in 1998 and 1997, respectively, to Nishimoto Sangyo Company, Ltd., a stockholder. At
June 30, 1998 and 1997, outstanding receivables were none and approximately $148,000, respectively, related to these sales.

The Company has entered into a Licensing Agreement with its parent company. This agreement provides for the parent company to utilize the technology embodied in the Company's Ultra PCI portable hand-held ultrasound product line for other applications that will not be directly competitive with the Company's current portable applications for a fee. Royalties will be paid to the Company by the parent company on any future sales of products utilizing the Ultra PCI technology. There were no sales of the Ultra PCI in 1998 and 1997.

In addition, the Company purchased $240,000 of finished goods from Braemar, a wholly-owned subsidiary of the parent company. The June 30, 1998 accounts payable balance to Braemar was approximately $146,000. There were no such purchases in 1997.

7.	Notes Payable
As of June 30, 1998, the Company had $ 295,798 outstanding under a line-of-credit arrangement. The line-of-credit is limited to the lesser of $750,000 or the sum of 80 percent of eligible receivables and 100 percent of eligible inventories (capped at $130,000). The line bears interest at 2 percent plus the greater of the prime rate (8.50%) or 7 percent. The line is due on December 31, 1998, and is secured by substantially all assets of the Company. However, the Company is in violation of certain covenants, including the minimum net working capital, location of inventory, delivery of audited financial statements, and minimum tangible net worth requirements. The lender has waived the covenant violations through December 31,1998, except for location of inventory.

8.	Long-Term Debt
On March 2, 1996, the Company restructured the past due rent under eight operating leases and its short-term note with Onbank of Syracuse, New York into one long-term note. The note will be repaid in 48 monthly installments of $2,000 including interest at 11 percent and is secured by furniture, fixtures, and equipment. The balance of the note was $40,279 and $58,732 as of June 30, 1998 and 1997, respectively.

As of June 30, 1998, and 1997 the Company had $150,000 outstanding on a loan agreement with Carolina Medical, Inc., the parent company. The loan bears interest at a 12 percent annual rate and is payable on or before January 1, 2000. The note is secured by accounts receivables and certain inventories.

 In addition the Company has $9,740 and $51,041 outstanding as of June 30, 1998 and 1997 in two notes relating to prior royalty agreements. The notes are payable in monthly installments of principal only of $2,981.

Aggregate maturities of long-term debt as of June 30, 1998 are as follows:

Years Ending June 30, 1999          $   30,327
                      2000             169,692

                     Total           $ 200,019

9.	Income Taxes
The components of the net deferred tax assets and liabilities were as follows:

June 30,	                                             1998          	1997

Deferred tax liabilities:

  Excess of tax over book depreciation             $ (76,823)     $  (41,871)
  Software costs                                     (16,427)        (34,193)
                                                     (93,250)        (76,064)

Deferred tax assets:
  Capitalized inventory costs and valuation
  allowances expensed for financial statement
  purposes                                            43,490          81,954

  Reserve for bad debt not deductible for tax
  purposes                                             9,750          11,750

  Accrued vacation and other liabilities not
  deductible for tax purposes                         21,445          24,280
  General business tax credits                       170,115         170,115
  Operating loss carryforwards                     1,581,629       1,440,797
                                                   1,826,429       1,728,896
                                                   1,733,179       1,652,832
Less valuation allowance                          (1,733,179)      1,652,832
                                                 $      -        $      -


The Company had total net operating loss carryforwards of approximately
$4.4 million available at June 30, 1998, which may be offset against future taxable income through 2013. The eventual utilization of these tax loss carryforwards will be limited due to the changes in the ownership of the Company. As a result of uncertainties regarding the Company's ability to realize its deferred tax assets, valuation allowances equal to the entire amount of such net assets have been recorded at June 30, 1998 and 1997. The increase to the valuation allowance of $ 80,347 was recorded to reduce the net deferred tax assets to the amount management believes will be realized. The increase was due to the current year loss and there was no other activity in the valuation account.

10.	Stock Options
The Company has reserved 750,000 shares of authorized common stock for issuance pursuant to the terms of an Incentive Stock Option Plan.

Stock options are granted at prices not less than 100 percent of the fair market value of common shares at the date of the grant and expire five years from the date of grant. Stock option activity during 1998 and 1997 is as follows:

                                                Exercise Price
                               Number         Weighted  average
                               Shares             per share          Total
Outstanding at
 June 30, 1996                 115,350            $   .8670       	$ 100,011
Granted                        275,000                .2500           68,750
Canceled                       (55,350)              1.0409          (57,611)

Outstanding at
 June 30, 1997                 335,000            $   .3318       	$ 111,150
Granted                        400,000                .1750           70,000
Canceled                      (132,500)               .2583          (34,225)

Outstanding at
 June 30, 1998                 602,500            $   .2439       	$ 146,925


The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

June 30,                                                   		1998
Net loss-as reported                                     	$(547,684)
Net loss-pro forma                                        $(608,100)

Basic and diluted  loss per share-as reported            	$   	(.10)
Basic and diluted loss per share-pro forma               	$   	(.10)

June 30,            		                                       1997
Net loss-as reported                                     	$(795,612)
Net loss-pro forma                                        $(807,371)
Basic and diluted  loss per share-as reported            	$   	(.16)
Basic and diluted loss per share-pro forma               	$   	(.16)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                               1998          1997
Dividend yield                                  0 %           0 %
Expected volatility                            125 %         106 %
Risk free interest rate                        6.3 %         6.9 %
An expected life                              5 years       2 years


11.	Commitments and Contingencies
The Company has not obtained product liability insurance to date due to the prohibitive cost. The nature and extent of liability for product defect is uncertain. There are no known product liability claims and management presently believes that there is no material risk of loss to the Company from product liability claims against the Company.

During 1993, the Securities and Exchange Commission (SEC) commenced a private investigation of the Company's accounting and recordkeeping practices to determine if violations of Federal securities laws have occurred. On September 5, 1996, the SEC accepted an offer of settlement whereby the Company, the Company's former President, and the Company's former Vice President, without admitting or denying any wrongdoing, signed a consent decree to cease and desist from committing or causing any violations and any future violations of certain sections of the Securities and Exchange Act. The cease and desist order provided for in the Order took effect on the date of the entry of the Commission's Order.

12.	Significant Customers
The percentages of the Company's sales to certain major customers are as follows:

Percent of Sales for years ended June 30,                 1998        1997

Customer A                                                	4%         	11%
Customer B                                               	11%          	7%
Accounts Receivable as of June 30,
Customer A                                                 -       $ 148,000
Customer B                                             $ 98,000    $  90,000


13.	Capital Stock	Transactions
During 1993, the Company authorized 4,000 shares of Class A Preferred Stock, no par value, of which 2,000 shares were issued to Nishimoto Sangyo
Company, Ltd. (Nishimoto). The Class A Preferred Stock calls for cumulative dividends of $50 per share per year and has a liquidation preference of $1,000 per share. In addition, interest was accrued on all unpaid dividends at a rate of 10 percent per annum. The Company is required to pay all dividends on the preferred stock prior to declaring or paying a dividend to common stockholders.

Prior to March 31, 1996, the Company could redeem 100% of the Class A Preferred Stock at any time with a mandatory redemption date of October 2002, at a price of $1,000 per share. Additionally, the Class A preferred stock could be redeemed at the option of the holder upon termination of a distribution agreement with the Company, with the redemption price payable in three equal annual installments.

Effective March 31, 1996, Nishimoto relinquished control of all redemption rights on its 2,000 shares of preferred stock and received an additional 113 shares of preferred stock in lieu of $113,000 of accrued but unpaid dividends and accumulated interest. Redemption rights for these additional shares have also been assigned to the Company.

The Class A Preferred Stock is recorded at fair value at the date of issuance. Prior to the relinquishing of redemption rights, the difference between the recorded value and the redemption value was accreted using the interest method over the life of the issue by charges to retained earnings.

On January 12, 1996, Carolina Medical, Inc. purchased 750,000 shares of the Company's authorized but previously unissued common stock for $150,000.
Biotel International, Inc. (BII), a holding company that owned a majority interest in Carolina Medical's stock, purchased an additional
1,400,000 shares of the Company's common stock on March 29, 1996, for $280,000.

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

In October 1997, the Company entered into a stock purchase agreement with BII to sell an additional 850,000 shares of its common stock to BII for $198,927 in cash $55,988 in other consideration. Effective with the issuance of the additional shares, BII and Carolina Medical collectively owned 50.3 percent of the outstanding common stock of the Company. In December 1997, BII was merged into Carolina Medical.

In May 1998, Carolina Medical, Inc. acquired, by the issuance of stock, 300,000 shares of common stock previously owned by Nishimoto increasing Carolina Medical's ownership to 55.3 percent of the outstanding common stock of the Company.

During May and June 1998 Carolina Medical, Inc. issued stock to acquire all of the issued and outstanding preferred stock, totaling 2,377 shares, 2,217 shares previously owned by Nishimoto and 160 shares previously owned by SCANA, including all unpaid dividends of $162,981.

14.	Employee Benefits
The Company has a defined contribution 401(k) plan covering substantially all employees. Participants may contribute up to 15 percent of their annual compensation to the plan. The Company has the discretion to match 25 percent of a participant's contribution up to 4 percent of salary. There were no Company contributions for the years ended June 30, 1998 and 1997.

15.	Subsequent Events
In July, 1998 Carolina Medical Inc. a majority holder of the Company's common stock (Note 13) was merged into and with CMI of Minnesota (CMI). CMI also owns Braemar, Inc. a North Carolina corporation with operations in Minnesota. On July 23, 1998, all of the outstanding shares of CMI were acquired by Biosensor Corporation (Biosensor) pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor, dated May 29, 1998. Because the former shareholders of CMI effectively control Biosensor after the transaction, the transaction will be recorded as a "reverse acquisition" whereby CMI will be deemed to have acquired Biosensor.

In July 1998 the Company's Board of Directors approved a Plan of Reorganization and Merger, which plan had been previously approved by the Board of Biosensor Corporation, authorizing the merger of a wholly owned subsidiary of Biosensor Corporation, which has not yet been organized, with and into Advanced Medical Products, Inc., subject to certain terms and conditions. The Company and Biosensor are currently preparing a definitive agreement to combine their cardiac monitor businesses, and to do business as Advanced Biosensor Inc.



F-1

Advanced Medical Products, Inc.

Contents






F-2
Advanced Medical Products, Inc.

Balance Sheets
F-5
F-6

Advanced Medical Products, Inc.

Statements of Operations






F-8

Advanced Medical Products, Inc.

Statements of Stockholders' Equity (Deficit)
Years Ended June 30, 1998 and 1997






Advanced Medical Products, Inc.

Statements of Cash Flows





F-23
Advanced Medical Products, Inc.

Notes to Financial Statements





Advanced Medical Products, Inc.

Notes to Financial Statements