Form 10QSB
period 1998-12-31
ADVANCED MEDICAL PRODUCTS INC
filed 1999-02-23
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON,  D.C.   20549
                               FORM 10-QSB

(mark one)
__X___Quarterly report under Section 13 or 15 of the Securities
Exchange Act of 1934.

For the quarterly period ended December 31, 1998.

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

YES ______    NO __X____

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,962,496 at February 15, 1999.












PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

Advanced Medical Products Inc.
Balance Sheet
			  				                                    Dec.31, 1998      June 30, 1998
							                                      (unaudited)

ASSETS
CURRENT ASSETS:
Cash                                 					    $   68,817 	      $   82,087
Accounts Receivable (net of allowance for
  doubtful accounts of $22,452 and $25,000
  respectively)                                  456,322           342,040
Inventory (Notes 2,7)                            197,947           322,706
Prepaid Expenses                                  16,682            36,553
     Total Current Assets                        739,768	          783,386

Furniture and Equipment, Net                     196,190           250,691
Product Software Costs, Net                       39,983            52,751
Other Long Term Assets (Note 3)                   12,974            13,474
     Total Assets                                988,915         1,100,302

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Notes Payable (Notes 4,5)                     $  553,938        $  295,798
Accounts Payable                                 617,889           448,548
Current Portion Long-Term Debt                   170,587            30,327
Accrued Wages and Commissions                    104,966            73,968
Other Current Liabilities (Note 6)               325,935           301,995
Dividends Payable on Preferred Stock (Note 7)        -0-           162,981
     Total Current Liabilities                 1,773,315         1,313,617
Long-Term Liabilities:
Long-Term Debt, Net of Current Portion             9,492           169,692
     Total Liabilities                         1,782,807         1,483,309

Stockholders' Equity:
Class A Preferred Stock, no par value;
   authorized 4,000 shares; no shares
   December 31, 1998,  2,377 shares issued
   and outstanding at Junes 30, 1998 (Note 7) 		 	   -0-         2,289,410
Common Stock, $0.01 par value; authorized
  7,000,000 shares, 5,962,495 shares issued and
  outstanding at December 31, 1998 and at June
  30, 1998. (Notes 9, 10)                         59,625            59,625
Additional Paid-In Capital                     4,813,468         2,486,209
Accumulated Deficit                           (5,666,985)       (5,218,251)
  Total Stockholders' Equity                    (793,892)         (383,007)
  Total Liabilities and Stockholders Equity  $   988,915       $ 1,100,302


The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit

           										                               Three Months Ended
			  				                                     Dec. 31, 1998    Dec. 31, 1997
	                                				          (unaudited)      (unaudited)

Net Sales                                      $   694,448	    $   500,466
Cost of Sales                                      423,171         242,561
     Gross Profit                                  271,277	        257,905

Selling, General and Administrative                410,123         251,825
Allowance for Doubtful Accounts				                160,686 		       36,000
Research and Development                            43,892          49,784
Interest Expenses                                   29,749          32,018
     Income Before Income Taxes                 (  373,173)     (  111,722)
Provision For Income Taxes                             -0-             -0-
     Net Income                                 (  373,173)     (  111,722)

Accumulated Deficit - Beginning of Period       (5,293,812)     (4,826,104)

Accumulated Deficit - End of Period            $(5,666,985)    $(4,937,826)

Net Income (Loss) Applicable to
  Common Shares                                $  (373,173)    $  (141,435)

Earnings Per Share Data:
 Net Income (Loss)  (Note 8)                   $     (0.06)    $     (0.02)

Weighted Average Number of Common
  Shares Outstanding                             5,962,495       5,679,162













The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Statement of Operations and Accumulated Deficit



                                                      Six Months Ended
			  				                                      Dec. 31, 1998   Dec. 31, 1997
	                                				           (unaudited)     (unaudited)

Net Sales                                      $  1,369,730     $ 1,029,804
Cost of Sales                                       782,541         513,048
     Gross Profit                                   587,189         516,756

Selling, General and Administrative                 734,494         505,576
Allowance for Doubtful Accounts				                 166,636  		      42,000
Research and Development                             84,181          75,939
Interest Expenses                                    50,613          59,380
     Income Before Income Taxes                    (448,735)       (166,139)
Provision For Income Taxes                              -0-             -0-
     Net Income                                    (448,735)       (166,139)

Accumulated Deficit - Beginning of Period       $(5,218,251)    $(4,712,261)

Accumulated Deficit - End of Period             $(5,666,986)    $(4,937,826)

Net Income (Loss) Applicable to Common Shares   $  (448,735)    $  (225,565)

Earnings Per Share Data:
     Net Income (Loss)  (Note 8)                $     (0.08)    $     (0.04)

Weighted Average Number of Common
  Shares Outstanding                              5,962,495       5,395,829













The accompanying notes are an integral part of these financial statements.


Advanced Medical Products Inc.
Statement of Cash Flows
                										                             Six Months Ended
			  				                                      Dec. 31, 1998   Dec. 31, 1997
	                                				           (unaudited)     (unaudited)
Cash flows from operating activities:
Net income (loss)                               $  (448,735)    $ (166,139)
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation and amortization                   76,313         74,169
     Allowance for doubtful accounts                166,686         42,000
     Change in assets and liabilities:
        Accounts receivable                        (280,968)       120,266
        Inventory                                      (373)        (3,392)
        Other assets                                 20,371        (62,128)
        Accounts payable                            169,342        (96,509)
        Other current liabilities                    54,938        (62,402)
Total adjustments                                   206,309         12,004

Net cash provided (used) by operating activities   (242,426)      (154,135)

Cash flows used by investing activities:
  Capital expenditures                                  -0-            -0-
  Proceeds from sale of equipment                       -0-            -0-
  Capitalization of software costs                   (9,044)        (1,756)
Net cash used by investing activities                (9,044)        (1,756)
Cash flows provided (used) by financing activities:
  Net proceeds from sale of common stock                 -0-       257,898
  Net proceeds (payments) on short term debt         258,140      (101,598)
Payments on long-term debt                           (19,940)      (25,203)
Net cash provided (used) by financing activities     238,200       131,097
Net increase (decrease) in cash                      (13,270)      (24,794)
Cash, beginning of period                             82,087        50,938
Cash, end of period                               $   68,817    $   26,144

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest:       $   36,040    $   50,380

  Supplemental schedule of non-cash investing
  and financing activities: (Note 7)
     Sale of inventory				                       	$	 125,132	           -0-
     Elimination of accrued dividends			          $ (162,981)	          -0-
     Additional paid in capital  				             $ 2,327,259	          -0-
     Reduction of Preferred Stock			              $(2,289,710)          -0-


The accompanying notes are an integral part of these financial statements.

Advanced Medical Products Inc.
Notes to Financial Statements

1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three-month period and six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for fiscal year 1999. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

2. Inventory
                                             Dec. 31, 1998    June 30, 1998
                                              (unaudited)
Inventory consisted of:
	Raw materials and work in process            $   119,890	      $   162,799
	Finished goods                                    78,057	          159,899
                                              $   197,947	      $   322,706

3. Other Long Term Assets
Product software costs net of amortization
   12/31/98 of $341,192 and
   6/30/98 of $332,249                        $    39,983        $   52,751
Deposits                                           12,974	        	  13,474
                                              $    52,957	       $   66,225

4.	Credit Agreement
On October 21, 1996, the Company entered into an asset-based credit agreement with Emergent Financial Corporation of Atlanta, Georgia. Under this agreement the Company may borrow up to 80 percent of eligible accounts receivable (as defined in the agreement) and 30 percent of eligible inventory (as defined in the agreement) up to a maximum loan balance of $750,000.
Interest is charged at an annual percentage rate of Prime plus 2% as defined by NationsBank of Georgia, N.A. and monthly fees as a percentage of the balance outstanding are 0.75% of the average daily balance. As of December 31, 1998, $ 339,618 was borrowed by the Company under this agreement. This credit line, secured by all of the assets of the Company, expired on December 31,
1998.   The Company is in substantial violation of the working
capital and tangible net book value covenants of this credit agreement. The lender waived the covenant violations through December 31, 1998, but has expressed an unwillingness to extend the waiver. Under the terms of the credit agreement, Emergent has the right to seize the assets, or to foreclose and sell all of the assets of the Company at auction to recover their loan balance. Discussions with Emergent are in progress, but as of the date of this filing, no agreement has been reached, and Emergent Financial Corporation has not notified the Company of their intentions. The Company has pursued other outside sources for funding but the large deficits in both working capital and shareholder equity, coupled with continuing losses, have to date prevented the Company from being able to secure alternative financing.

5. Related Party Transactions
Effective July 1, 1996, the Company entered into a loan agreement with BioTel International, Inc (acquired in December 1997 by Carolina Medical, Inc., a majority shareholder of the Company's stock), under which the Company borrowed $150,000 at 12 percent annual rate of interest. This note, secured by a second position lien on the Company's assets, became due on September 30, 1996 but has subsequently been extended to December 31, 1999. During the six months ended December 31, 1998, $ 9,000 was expensed for interest on this debt, but the interest has not been paid.

During the quarter ended December 31, 1998, Biosensor Corporation, (merged with Carolina Medical on July 1, 1998) loaned the Company an additional $173,563 to meet working capital needs. Of the Company's current notes payable balance of $553,938 on December 31, 1998, $213,563 was due to Biosensor. During the six months ended December 31, 1998, the Company expensed $5,144 for interest on this debt, but the interest has not been paid. There is no assurance that Carolina Medical or Biosensor Corporation will continue to provide working capital loans to the Company.

During the quarter and six months ended December 31, 1998 , the Company purchased for resale $70,381 and $222,183 of manufactured finished goods from Braemar, Inc. a subsidiary of Biosensor. At December 31, 1998, $169,442 of the Company's accounts payable were owed to Braemar. Of this amount, approximately $137,000 was past due under the 60 day terms of the manufacturing agreement between the Company and Braemar. There can be no assurance that Braemar will continue to extend credit to the Company in the future, or that alternate sources of manufacturing that will extend credit to the Company can be obtained.

Also during the quarter and six months ended December 31, 1998 the Company purchased directly from Biosensor Corporation $77,901 and $134,420 respectively of finished goods inventory, which the Company resold. At December 31, 1998, the Company owed $120,673 to Biosensor as part of the Company's trade accounts payable.

(Also see Note 9, Plan of Reorganization and Merger, and Note 10,
Subsequent Events)

6.  Other Current Liabilities				              Dec. 31, 1998	 June 30, 1998
      Accrued royalties                         $    8,968	      $  15,229
      Deferred  contract revenue                   212,381		       167,440
      Warranty reserve                              26,660		        38,073
      Accrued sales tax liability                   56,000	         67,419
      Other                                         21,926          13,834
                                                 $ 325,935       $ 301,995

7.	Capital Stock Transactions
In July 1998, the Board of Directors approved the sale of the Company's Micros QV ultrasound product line, including inventory valued at June 30, 1998 at $125,132 and all rights and intellectual property relating to the product line, to Carolina Medical in exchange for the return of all of the 2,377 shares of the Company's Preferred Stock having a face value of $2,377,000, and forgiveness of all of the accrued unpaid dividends totaling $162,981 as of June 30, 1998. Carolina Medical also agreed to waive any payment of dividends on the Preferred Stock for the quarter ended September 30, 1998; thus no dividend was accrued or expensed by the Company for the quarter or six months ended December 31, 1998. This transaction was completed in October 1998 and resulted in a $37,849 increase in the Company's Additional Paid in Capital and the conversion of Preferred Stock Paid in Capital to Additional Paid in Capital. All of the Company's Preferred Stock has been retired, leaving all 4,000 shares authorized but unissued.

8.	Per Share Earnings
Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of outstanding options since it was not significant.

9. Plan of Reorganization and Merger
In July 1998 the Company's Board of Directors approved a Plan of Reorganization and Merger authorizing the merger of a wholly owned subsidiary of Biosensor with and into Advanced Medical Products, Inc. The Plan had been previously approved by the Board of Directors of Biosensor Corporation, subject to certain terms and conditions, including the authorization of additional shares of common stock by Biosensor Corporation's shareholders, and the registration of Biosensor common shares to be issued to the Company's shareholders in exchange for the 2,962,496 common stock shares of the Company not already owned by Biosensor Corporation. Biosensor's Preliminary Proxy Statement filed with the Securities and Exchange Commission on June 2, 1998 was expected to accomplish the administrative changes to Biosensor's Articles and By-laws (including the authorization of additional common stock and a one share for six reverse split) that were a condition
precedent to implementing the Plan.   Extensive SEC comments on
this filing received by Biosensor on July 10, 1998 required filing by amendment audited fiscal 1997 and 1998 financial statements for Braemar Inc., Biosensor Corporation, Carolina Medical, and Advanced Medical, and extensive consolidations and pro-forma combining financial statements. (See Note 10)

10.	Subsequent Events
A substantial amendment to the Biosensor Proxy Statement described above, containing 1997 and 1998 audited financial statements, was filed on December 3, 1998. After a review of the additional SEC comments received on January 14, 1999, Biosensor's Board of Directors decided that it was not appropriate , under the circumstances, to continue this effort and the associated expense for legal and accounting support. Therefore, on February 5, 1999 Biosensor withdrew the Proxy filing and elected to suspend its duty to file reports under section 13 and 15(d) of the Securities Exchange Act by filing Form 15 with the SEC (a procedure available to companies who have fewer than 500
shareholders).   Shareholder approval for the authorization of
additional shares of Biosensor common stock is now not likely before May 1999. Additionally, Biosensor's Board has concluded that an S-4 Registration Statement to register Biosensor shares for distribution to Advanced Medical's shareholders in exchange for their shares of the Company's common stock will not be feasible. Therefore, the Company and Biosensor have abandoned the Plan described in Note 9 above.

On January 27, 1998 the Company was notified that Kontron Instruments Limited, distributor for Advanced Medical products throughout Europe, was in administrative receivership. The Company added $130,000 to its allowance for doubtful accounts at December 31, 1998, the amount owed to the Company by Kontron Instruments. New distributors are being sought.

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

Results of Operations
Net sales of $694,448, and $1,369,730 for the quarter and six months ended December 31, 1998 represent a 38.8% and 33% increase from sales of $500,466 and $1,029,804 in the comparable periods of fiscal 1998. These increases were primarily the result of an agreement entered into in July 1998 between the Company and Biosensor Corporation, the Company's majority shareholder, authorizing the Company to purchase and resell Biosensor's cardiac monitoring products along with Advanced Medical products through both companies' existing OEM/International distributors, as well as to domestic customers. During the quarter ended December 31, 1998 the Company purchased for resale Biosensor product inventory at Biosensor's cost.

Gross profits for both the three months and six months were increased, but gross profit margins on sales were 39% of net sales for the quarter and 42.9% for the six months ended December 31, 1998, down from 50.2% gross margin reported for the six months ended December 31, 1997. Lower margin percentages resulted from generally lower margins on Biosensor products, along with other factors.

Selling, general and administrative expenses, not including bad debt writeoffs, were $410,123 for the quarter and $734,494 for the six months ended December 31, 1998. These expenses were 59.3% and 54.2% of net sales compared to expenses of $251,825 and $511,576 or 50.3% and 49.7 % of net sales for the same periods last year. Allowance for doubtful accounts of $160,686 in the quarter ended December 31, 1998 (of which approximately $130,000 resulted from the bankruptcy filing of Kontron Instruments Ltd., the Company's major distributor throughout Europe, see Note 10) and $166,668 for the six months, added substantially to the total expenses for the quarter and six months. During the comparable first six months last year, $42,000 was written off for doubtful accounts.

Research and development costs during the second quarter and first six months of fiscal 1999 ended December 31, 1998 were 6.3% and 6.1% of sales compared to 9.9% and 7.4% respectively last year. This is a result of the higher sales level in the current year.

Net losses for the quarter and six months ended December 31, 1998 were $373,173 and $488,735 respectively compared to losses (applicable to common shares) of $141,435 and $225,565 for the same periods last year. The substantially higher losses in the recent periods, despite higher sales, were primarily the result of unusually high bad debt writeoffs in the most recent quarter, and increased sales and marketing costs related to the Company's efforts to increase sales of all of its products.

During the first six months of fiscal 1999 ended December 31, 1998 accounts receivable increased to $456,322 (after the writeoff of receivables from Kontron Instruments, see Note 10) from $342,040 at June 30, 1998. This was due to the higher level of sales and somewhat slower payment by certain other customers. Inventory decreased from $322,706 at June 30, 1998 to $197,947 at December 31, 1998, primarily as a result of the sale of Micros QV inventory to Carolina Medical in October. (see Note 7)

Liquidity and Capital Resources
The Company believes that internally generated funds, and present sources of funding will not be sufficient to meet working capital requirements. The Company continues to seek additional capital sources to provide debt or equity funding. However there is no assurance that existing shareholders will provide the Company with any additional funding, or that other outside sources of funding will be available when needed. Without additional funding, the Company may not be able to continue as a going concern.

Operating activities used cash of $242,426 during the six months ended December 31, 1998. This compared to $154,135 used during the six months ended December 31, 1997. The Company at June 30, 1998 and December 31, 1998 had deficits in net working capital (current assets minus current liabilities) of $530,131 and $1,033,547 respectively. Internally generated funds are not providing sufficient working capital to meet immediate needs, and there is no assurance that the existing borrowing sources will continue to be available. In attempts to improve the Company's cash flow position, the Company has undertaken steps internally to improve gross margins and fixed costs, but these efforts have not resulted in profitability. As of December 31, 1998, $339,618 was borrowed by the Company against its principle credit line. This credit agreement expired on December 31, 1998, and is secured by all of the assets of the Company. However, the Company is in violation of both the working capital and net book value covenants of the credit agreement. The lender waived the covenant violations through December 31, 1998 (see footnote 4 herein), but has been unwilling to extend the waiver. During the quarter ended December 31, 1998 the Company has borrowed additionally from its majority shareholder, (see footnote 5 herein) and has been extended credit by its majority shareholder and a subsidiary of its majority shareholder to purchase finished goods. There is no assurance that the Company will be able to continue to receive loans or credit from its majority shareholder or subsidiaries thereof. The Company has not been successful in obtaining capital from unrelated sources.

No capital expenditures were made by the Company during the first six months of this year or last year, and no capital expenditures are planned for the remainder of fiscal 1999.

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



					                          Advanced Medical Products Inc.
								                                (Registrant)


                          					By:    /s/   GEORGE L. DOWN
						                                George L. Down, President


Dated:  February 22, 1999