Form 10QSB
period 1999-03-31
ADVANCED MEDICAL PRODUCTS INC
filed 1999-06-29
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.   20549
                                   FORM 10-QSB

(mark one)
__X___Quarterly report under Section 13 or 15 of the Securities
Exchange Act of 1934.

For the quarterly period ended March 31, 1999.

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

YES __X____    NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
5,962,496 at  May 15, 1999.











PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

Advanced Medical Products Inc.
Balance Sheet
	  				                                     March.31, 1999     June 30, 1998
							                                       (unaudited)
ASSETS
CURRENT ASSETS:
Cash                           				          $    28,822	      $      82,087
Accounts Receivable (net of allowance
for doubtful accounts of $24,594 and $25,000)    437,024             342,040
Inventory (Note 2)                               197,504             322,706
Prepaid Expenses                                  16,171              36,553
     Total Current Assets                        679,521	            783,386

Furniture and Equipment, Net                     170,012             250,691
Product Software Costs, Net                       29,077              52,751
Other Long Term Assets (Note 3)                   12,974              13,474
     Total Assets                                891,584           1,100,302

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Notes Payable (Notes 6,7)                   $    387,281        $    295,798
Accounts Payable                                 701,695             448,548
Current Portion Long-Term Debt                   170,587              30,327
Accrued Wages and Commissions                    109,331              73,968
Other Current Liabilities (Note 4)               346,545             301,995
Dividends Payable on Preferred Stock                 -0-             162,981
     Total Current Liabilities                 1,715,439           1,313,617
Long-Term Liabilities:
Long-Term Debt, Net of Current Portion             4,299             169,692
     Total Liabilities                         1,719,738           1,483,309

Stockholders' Equity:
Class A Preferred Stock, no par value;
   authorized 4,000 shares; no shares
   December 31, 1998,  2,377 shares issued
   and outstanding at Junes 30, 1998           			  -0-            2,289,410
Common Stock, $0.01 par value; authorized
  7,000,000 shares, 5,962,495 shares issued and
  outstanding at March 31, 1998 and at
  June 30, 1998.                                  59,625              59,625
Additional Paid-In Capital                     4,813,468           2,486,209
Accumulated Deficit                           (5,701,247)         (5,218,251)
     		Total Stockholders' Equity               (828,154)           (383,007)
  Total Liabilities and Stockholders Equity  $   891,584          $1,100,302


The accompanying notes are an integral part of these financial statements.


                          Advanced Medical Products Inc.
                   Statement of Operations and Accumulated Deficit



                                                    Three Months Ended
			  				                              March 31, 1999        March  31, 1998
	                                	       (unaudited)            (unaudited)

Net Sales                              $      575,779   	      $    616,092
Cost of Sales                                 312,487               304,741
     Gross Profit                             263,292	              311,351

Selling, General and Administrative           250,443               262,088
Research and Development                       26,707                43,900
Interest Expenses                              20,404                22,942
     Income Before Income Taxes             (  34,262)           (   17,059)
Provision For Income Taxes                        -0-                   -0-
     Net Income                             (  34,262)           (   17,059)

Accumulated Deficit - Beginning
  of Period                                (5,666,985)           (4,937,826)

Accumulated Deficit - End of Period    $   (5,701,247)         $ (4,955,593)

Net Income (Loss) Applicable to
  Common Shares                        $   (   34,262)         $ (   46,767)

Earnings Per Share Data:
 Net Income (Loss)                     $    (    0.01)         $  (    0.01)

Weighted Average Number of Common
  Shares Outstanding                        5,962,495             5,679,162













The accompanying notes are an integral part of these financial statements.


                           Advanced Medical Products Inc.
                 Statement of Operations and Accumulated Deficit


           								                                 Nine Months Ended
                                           March 31, 1999     March 31, 1998
	                                				        (unaudited)        (unaudited)

Net Sales                                   $  1,945,509         $ 1,645,896
Cost of Sales                                  1,095,028             817,789
     Gross Profit                                850,481             828,107

Selling, General and Administrative              978,437             761,664
Research and Development                         110,888             119,839
Allowance for Doubtful Accounts				              173,136              48,000
Interest Expenses                                 71,017              81,901
     Income Before Income Taxes                 (482,997)           (183,198)
Provision For Income Taxes                           -0-                 -0-
     Net Income                                 (482,997)           (183,198)

Accumulated Deficit - Beginning of Period   $ (5,218,251)       $ (4,771,688)

Accumulated Deficit - End of Period         $ (5,701,247)       $ (5,026,961)

Net Income (Loss) Applicable to
  Common Shares                             $   (482,997)       $   (255,273)

Earnings Per Share Data:
     Net Income (Loss)                      $      (0.08)       $      (0.04)

Weighted Average Number of Common
  Shares Outstanding                           5,962,495           5,395,829













The accompanying notes are an integral part of these financial statements.


                         Advanced Medical Products Inc.
                            Statement of Cash Flows

                                                   Nine Months Ended
			  				                                   March 31, 1999    March 31, 1998
                                              (unaudited)        (unaudited)

Cash flows from operating activities:
Net income (loss)                             $ ( 482,997)      $ ( 183,405)
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation and amortization                113,396           111,253
     Allowance for doubtful accounts              173,186            45,544
     Change in assets and liabilities:
        Accounts receivable                      (268,170)        (  70,960)
        Inventory                                      70         (  28,007)
        Other assets                               20,882         (  70,839)
        Accounts payable                          253,149            32,726
        Other current liabilities                  79,913         (  13,826)
Total adjustments                                 372,426             5,891

Net cash provided (used) by operating
  activities                                     (110,571)        ( 177,514)

Cash flows used by investing activities:
  Capital expenditures                                -0-               -0-
  Proceeds from sale of equipment                     -0-               -0-
  Capitalization of software costs               (  9,044)         (  1,756)
Net cash used by investing activities            (  9,044)         (  1,756)
Cash flows provided (used) by financing activities:
  Net proceeds from sale of common stock              -0-           257,898
  Net proceeds (payments) on short term debt       91,483          ( 50,792)
Payments on long-term debt                       ( 25,133)         ( 29,588)
Net cash provided (used) by financing
  activities                                       66,350           177,518
Net increase (decrease) in cash                  ( 53,265)         (  1,752)
Cash, beginning of period                          82,087            50,938
Cash, end of period                           $    28,822       $    49,186

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest:   $    51,437       $    68,822

Supplemental schedule of non-cash investing
  and financing activities:
     Sale of inventory					                  	$   125,132               -0-
     Elimination of accrued dividends			     ($   162,981)	 	           -0-
     Additional paid in capital  				         $ 2,327,259		             -0-
     Reduction of Preferred Stock			         ($	2,289,710)		            -0-


The accompanying notes are an integral part of these financial statements.

                          Advanced Medical Products Inc.
                           Notes to Financial Statements

1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three-month period and nine-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for fiscal year 1999.
The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-
KSB for the year ended June 30, 1998.

2. Inventory
                                            March 31, 1999     June 30, 1998
                                             (unaudited)
Inventory consisted of:
	Raw materials and work in process           $   119,897   	     $   162,799
	Finished goods                                   77,607	            159,899
                                             $   197,504	        $   322,706
3. Other Long Term Assets
Product software costs net of amortization
 3/31/99 of $352,098 and 6/30/98 of $332,249 $    29,077         $    52,751
Deposits                                          12,974	          	  13,474
                                             $    42,151	        $    66,225

4. Other Current Liabilities
                                             March 31, 1999	   June 30, 1998
Accrued royalties                            $      5,725      	 $    15,229
Deferred  contract revenue                  	     216,380		          167,440
Warranty reserve                                   26,660		           38,073
Accrued sales tax liability                        65,938	            67,419
Other                                              31,842             13,834
                                             $    346,545         $  301,995

5.	Per Share Earnings
Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of outstanding options since it was not significant.

6. Related Party Transactions

Effective July 1, 1996, the Company entered into a loan agreement with BioTel International, Inc (acquired in
December 1997 by Carolina Medical, Inc., a majority shareholder of the Company's stock), under which the Company borrowed $150,000 at 12 percent annual rate of interest. This note, secured by a second position lien on the Company's assets, became due on September 30, 1996 but had subsequently been extended to December 31, 1998.
During the nine months ended March 31, 1998, $ 9,000 was expensed for interest on this debt, but the interest was not paid.

At various times between February 27, 1998 and March 22,
1999, Braemar Inc., a subsidiary of Carolina Medical, produced under the terms of a manufacturing agreement and sold to Advanced Medical quantities of ambulatory EKG and blood pressure monitors on open account net 60 day terms.
Margins over direct material and labor costs in prices charged by Braemar were similar to margins charged to Braemar's unrelated third parties. Sales to Advanced
Medical by Braemar totaled $554,522. Cash payments for these goods were made by Advanced Medical to Braemar totaling $245,628.28. In addition, $99,318.40 of receivables from Braemar were offset against additional overdue amounts owed by Advanced Medical to Braemar. The balance of $209,575 remained due and owing to Braemar by Advanced Medical at March 22, 1999.

Between July 1, 1998 (when Biosensor and Carolina Medical merged) and March 22, 1999, Advanced Medical purchased inventory from Biosensor, at Biosensor's cost, in the amount of $88,436, which inventory Advanced Medical has resold at ordinary and normal markups. Advanced Medical has not paid Biosensor for these inventory purchases and the entire amount remained due and owing at March 22, 1999.
Inter-company debt and expense has been eliminated in the consolidated financial statements. At various time between July 1, 1998 and March 30, 1999, Biosensor Corporation extended loans to Advanced Medical to enable Advanced
Medical to meet payroll and other time critical cash needs.
These loans, which were not evidenced by notes, totaled
$192,000, which was considered by Advanced Medical as additional capital contributions. (Also see Note 8, Filing of a Motion Under U.S.A. Chapter 11 Paragraph 363 for Sale of Assets, and Note 9, Subsequent Events)

7.	Credit Agreement
On October 21, 1996, the Company entered into an asset-based credit agreement with Emergent Financial Corporation of Atlanta, Georgia. Under this agreement the Company may borrow up to 80 percent of eligible accounts receivable (as defined in the agreement) and 30 percent of eligible inventory (as defined in the agreement) up to a maximum loan balance of $750,000. Interest is charged at an annual percentage rate of Prime plus 2% as defined by NationsBank of Georgia, N.A. and monthly fees as a percentage of the balance outstanding are 0.75% of the average daily balance.
As of March 31, 1999, $ 250,281 was borrowed by the Company under this agreement. This credit line, secured by all of the assets of the Company, expired on December 31, 1998.
The Company has been substantial violation of the working capital and tangible net book value covenants of this credit agreement. The lender waived the covenant violations through December 31, 1998, but was unwilling to extend the waiver any further. Under the terms of the credit agreement, Emergent had the right to seize the assets, or to foreclose and sell all of the assets of the Company at auction to recover their loan balance. (Also see
Note 8, Filing of a Motion Under U.S.A. Chapter 11
Paragraph 363 for Sale of Assets, and Note 9, Subsequent Events)

8. Filing of a Motion Under 11 U.S.C. Section 363 for Sale of Assets On March 23, 1999, after reporting that, for the quarter ended December 31, 1998 the Company had net losses of $373,173 of which $130,000 was as a result of their distributor in Europe, Kontron Instruments Ltd. filing for Administrative Receivership, Advanced Medical Products,
Inc. filed a motion with the Federal Bankruptcy Court, District of South Carolina, for an order authorizing the sale of all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to 11 U.S.C. Section 363 of the bankruptcy code. Biosensor Corporation, owner of Carolina
Medical, Inc., who owns 55.3% of the common stock of Advanced Medical Products, Inc., proposed to purchase the assets and assume all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products. In addition, Biosensor proposed to make a payment of $68,000 toward administrative expenses and the amount owed by Advanced Medical to outside unsecured creditors. If it was the successful bidder on the assets, Biosensor and its affiliates agreed not to participate in distribution of payments toward unsecured claims. Biosensor's unsecured claims exceed unsecured claims by all non-affiliated creditors combined. Biosensor had been funding the losses incurred by Advanced Medical Products, Inc. and indicated its inability to continue doing so.

Advanced Medical Products, Inc. continued to operate as debtor in possession, pending sale of the assets. Emergent
Asset Based Lending, L.L.C., Advanced Medical's principle secured lender whose loan agreement has been in default since December, agreed to continue to lend against receivables and inventory based on Biosensor's guarantee of the debt. As of March 22, 1999, $ 253,446 was borrowed by Advanced Medical under this agreement.

 9.	Subsequent Events
On May 3, 1999, the United State Bankruptcy Court for the
District of South Carolina entered and order approving the Disclosure Statement filed on March 23, 1999, fixing June
11, 1999 as the last day for filing ballots accepting or rejecting the Plan of Reorganization, and setting June 21, 1999 as the date of the hearing on the confirmation of the Plan.

On May 11, 1999, pursuant to a court order entered on May
10, 1999 in the Federal Bankruptcy Court for the District
of South Carolina, Advanced Medical Products, Inc. sold all
assets, including equipment, inventory, and accounts
receivable, outside the ordinary course of business, free
and clear of all liens and encumbrances and other
interests, pursuant to 11 U.S.C. Section 363 of the
bankruptcy code.   Biosensor Corporation purchased the
assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. In addition, Biosensor made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biosensor and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of Advanced Medical will be consolidated with the operating assets and liabilities of Biosensor, and the assets and liabilities of Diagnostic Monitoring purchased by Biosensor from Cardiac
Science Inc. on December 31, 1998, into Advanced Biosensor,
Inc., a new wholly owned subsidiary of Biosensor, which also agreed to assume Advanced Medical's lease obligations and to continue to operate the business at the present
Columbia, SC location.

At a hearing held on June 21, 1999 the Plan of Reorganization, as amended, was confirmed. The Plan had previously been approved by all classes of creditors. On
June 28, 1999 the United State Bankruptcy Court for the
District of South Carolina entered an order confirming the Plan of Reorganization.

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

Results of Operations
Net sales of $575,779, and $1,945,509 for the quarter and nine months ended March 31, 1999 represent a 6.5% decrease and 18% increase from sales of $616,092 and $1,645,896 in the comparable periods of fiscal 1998. These nine months increases was primarily the result of results achieved during the first six months under an agreement entered into in July 1998 between the Company and Biosensor Corporation, the Company's majority shareholder, authorizing the Company to purchase and resell Biosensor's cardiac monitoring products along with Advanced Medical products through both companies' existing OEM/International distributors, as well as to domestic customers. However, during the quarter ended March 31, 1999 the Company was not able to sustain the first six months sales growth due to a lack of working capital and other related factors (see notes 8 and 9).
Gross profit margins on sales were 46% of net sales for the quarter and 44% for the nine months ended March 31, 1999, down from 50% gross margin reported for the quarter and nine months ended December 31, 1998. Lower margin percentages resulted from generally lower margins on Biosensor products, and lower sales.

Selling, general and administrative expenses, not including bad debt writeoffs, were $250,443 for the quarter and $978,437 for the nine months ended March 31, 1999. These expenses were 43% and 50% of net sales compared to expenses of $262,088 and $809,664 or 43% and 50 % of net sales for the same periods last year. Allowance for doubtful accounts of $6,500 for the quarter and $173,136 in the nine months ended March 31, 1999 (of which approximately
$130,000 resulted from the bankruptcy filing of Kontron
Instruments Ltd., the Company's major distributor throughout Europe, see Note 10), added substantially to the total expenses for the nine months. During the comparable first nine months last year, $48,000 was written off for doubtful accounts.

Research and development costs during the third quarter and first nine months of fiscal 1999 ended March 31, 1999 were 4.6% and 5.7% of sales compared to 7.1% and 7.3% respectively last year. This is a result of efforts to reduce expenses wherever possible in the current year.

Net losses for the quarter and nine months ended March 31, 1999 were $34,262 and $482,997 respectively compared to losses (applicable to common shares) of $46,435 and $255,273 for the same periods last year. The substantially higher losses in the recent nine months period, despite higher sales, was primarily the result of unusually high bad debt writeoffs, and the Company's efforts to increase sales of all of its products.

During the first nine months of fiscal 1999 ended March 31, 1999 accounts receivable increased to $437,024 (after the writeoff of receivables from Kontron Instruments, see Note
10) from $342,040 at June 30, 1998. This was due to the somewhat higher level of sales and slower payment by certain other customers. Inventory decreased from $322,706 at June 30, 1998 to $197,504 at March 31, 1999,

Liquidity and Capital Resources
Operating activities used cash of $110,571 during the nine months ended March 31, 1999. This compared to $177,514 used during the nine months ended March 31, 1998. The Company at June 30, 1998 and March 31, 1999 had deficits in net working capital (current assets minus current liabilities) of $530,131 and $1,025,918 respectively. Internally generated funds are not providing sufficient working capital to meet immediate needs, and the existing borrowing sources will not continue to be available. As of March 31, 1999, $250,281 was borrowed by the Company against its principle credit line. This credit agreement expired on December 31, 1998, and is secured by all of the assets of the Company. The Company was in violation of both the working capital and net book value covenants of the credit agreement. The lender waived the covenant violations through December 31, 1998 (see Note 7 herein), but has been unwilling to extend the waiver. During the quarter ended December 31, 1998 the Company borrowed additionally from its majority shareholder, (see Note 6 herein) and has been extended credit by its majority shareholder and a subsidiary of its majority shareholder to purchase finished goods. The Company has not been able to continue to receive loans or credit from its majority shareholder or subsidiaries thereof. The Company has not been successful in obtaining capital from unrelated sources.

Internally generated funds, and present sources of funding have not been sufficient to meet working capital requirements, and without additional funding, the Company was not able to continue as a going concern. On March 23, 1999 Advanced Medical Products, Inc. filed a motion with the Federal Bankruptcy Court, District of South Carolina, for an order authorizing the sale of all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to Chapter
11 paragraph 363 of the bankruptcy code.

On May 11, 1999, pursuant to a court order entered on May
10, 1999 in the Federal Bankruptcy Court for the District of South Carolina, Advanced Medical Products, Inc. sold all assets, including equipment, inventory, and accounts receivable to Biosensor Corporation (See Notes 8. and 9. to the Financial Statements).

No capital expenditures were made by the Company during the first nine months of this year or last year, and no capital expenditures are planned for the remainder of fiscal 1999.

PART II - OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K

(a) Exhibits - None
(b) Reports on Form 8-K





SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



						Advanced Medical Products, Inc.
      (Registrant)


						By:    /s/   GEORGE L. DOWN
						       George L. Down, President


Dated:  June 28, 1999