Form 10KSB
period 1999-06-30
ADVANCED MEDICAL PRODUCTS INC
filed 1999-10-29
CIK 807732

SECURITIES AND EXCHANGE COMMISSION
	                            WASHINGTON, D.C. 20549
	                                ---------------
	                                 FORM 10-KSB
(Mark One)
 X 	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

				For the fiscal year ended June 30, 1999

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
Yes [X ]	  No [   ]

Check here if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no
disclosure will be contained, to the best of the Issuer's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

The Issuer's total revenues for its most recent fiscal year were $2,159,548.

The aggregate market value, as of October 27, 1999, of voting stock held by non-affiliates was approximately $217,000.

The number of outstanding shares of common equity on October 27, 1999 was 5,962,495

Transitional Small Business Disclosure format (check one):
Yes [    ]	  No [ X ]
Total pages =50	Exhibit Index Appears on Page   21

                         	ADVANCED MEDICAL PRODUCTS INC.

                                      	INDEX


		             Item									                                Page

PART I	        1.  Description of Business				                   3

		             2.  Description of Property				  		               7

		             3.  Legal Proceedings					   		                   7

             		4.  Submission of Matters to a Vote of				        7
			                Security Holders

PART II	       5.  Market for Common Equity						                7
                			and Related Stockholder Matters

             		6.  Management's Discussion and Analysis			      10

             		7.  Financial Statements					   	                13

             		8.  Changes in and Disagreements with				        13
			                Accountants on Accounting
                			and Financial Disclosure

PART III	      9.  Directors, Executive Officers, Promoters     14
                   and Control Persons; Compliance with
                   Section 16(a) of the Exchange Act

            		10.  Executive Compensation		    		 	             15

            		11.  Security Ownership of Certain Beneficial			  18
                			Owners and Management

            		12.  Certain Relationships and Related				        19
                			Transactions

PART IV	      13.  Exhibits, List and Reports on Form 8-K	      21









Item 1. DESCRIPTION OF THE BUSINESS

	 Advanced Medical Products Inc. ("Advanced Medical", the "Registrant" or the "Company"), prior to selling its assets on May 12, 1999 under paragraph 363 US11 of the bankruptcy code, developed, manufactured, assembled and marketed medical diagnostic equipment and software primarily for use in physicians' offices. Holter monitors (24 hour electrocardiogram (ECG) monitors) and ambulatory blood pressure (ABP) instruments provided most of the Company's revenues.

	For the two fiscal years ended June 30, 1998 and June 30, 1999, the Registrant generated revenues of $2,191,812, and $2,159,548, respectively, and incurred a net loss of $(446,563), and net income of $322,283, respectively. The net income for the fixed year ended June 30, 1999 included a gain on restructuring of debt in the amount of $887,052.

On March 23, 1999, after reporting that, for the quarter ended December
31, 1998 the Company had net losses of $373,173 of which $130,000 was as a result of their distributor in Europe, Kontron Instruments Ltd. filing for Administrative Receivership, Advanced Medical Products, Inc. filed a motion with the Federal Bankruptcy Court, District of South Carolina, for an order authorizing the sale of all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to 11 U.S.C.
Section 363 of the bankruptcy code. Biosensor Corporation, owner of Carolina Medical, Inc., who owned 55.3% of the common stock of Advanced Medical Products, Inc., proposed to purchase the assets and assume all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products. Advanced Medical Products, Inc. continued to operate as debtor in possession, pending sale of the assets.

 On May 3, 1999, the United State Bankruptcy Court for the District of
South Carolina entered an order approving the Disclosure Statement filed on March 23, 1999, and on May 11, 1999, pursuant to a court order entered on May 10, 1999 in the Federal Bankruptcy Court for the District of South Carolina, Advanced Medical Products, Inc. sold all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to
11 U.S.C. Section 363 of the bankruptcy code.   Biosensor Corporation
purchased the assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. As of May 11, 1999 the Company ceased operations. Filings have been maintained with the Securities and Exchange Commission and the Company's common stock has continued to trade on the NASDAQ Bulletin Board.

	The Registrant was incorporated under the laws of the State of Delaware on September 3, 1986, and in June 1987, successfully concluded an initial public offering of its Common Stock, providing net proceeds to the Registrant of approximately $2,034,000. Effective September 13, 1989, the Registrant reverse split its outstanding Common Stock at the rate of 1:100, and re-capitalized so as to authorize the issuance of a total of 5,000,000 shares of Common Stock, $.01 par value. All references to shares and per share data in this Annual Report give retroactive effect to such reverse split and re-capitalization. In September 1992, the Company amended its Certificate of Incorporation to create a class of stock consisting of 4,000 shares of redeemable Class A Preferred Stock, and sold 2,000 of such shares, for $2,000,000, to Nishimoto Sangyo Company, Ltd., ("Nishimoto") a distributor of the Company's products (see "Distributor/OEM Arrangements", and "Market for Common Equity and Related Stockholder Matters"). In 1996, Nishimoto assigned all rights of redemption on the preferred stock to the Company and purchased 113 additional shares of preferred stock, and subscribed for 300,000 shares of common stock, paid in satisfaction of $215,000 in unpaid dividends and interest. In 1997, Nishimoto purchased an additional 104 shares of preferred stock in exchange for $104,000 in unpaid dividends. In 1996, South Carolina Pipeline Corporation, a subsidiary of SCANA Corporation ("SCANA"), purchased 160 shares of preferred stock in exchange for $160,000 in unpaid rent. In 1996, the Company amended its certificate of incorporation increasing the authorized common stock to 7,000,000 shares. During the Registrant's fiscal 1996, Carolina Medical Inc. purchased from the Company a total of 2,150,000 shares, or 42.1%, of the Company's then issued and outstanding common stock for $430,000. In November 1997, Carolina Medical purchased an additional 850,000 common shares for $263,500 which increased that company's ownership in the Registrant's common stock to 3,000,000 shares or 50.3% of the total outstanding. In May 1998, Carolina Medical purchased 2,217 shares of the Company's preferred stock, including unpaid dividends totaling $149,694, and 300,000 shares of common stock from Nishimoto, and purchased 160 shares of the Company's preferred stock from SCANA. These transactions increased Carolina Medical's ownership in the Company's securities to 55.3% of the common stock and 100% of the preferred stock outstanding.

	Carolina Medical Inc., a North Carolina corporation, was merged with and into CMI of Minnesota, ("CMI"), a Minnesota corporation. CMI also owned
Braemar, Inc., a North Carolina corporation operating in Minneapolis, MN that develops, manufactures and markets tape recording devices for ambulatory ECG monitoring devices, digital Holter monitors and event recorders. On July 23, 1998, Biosensor Corporation, a Minneapolis corporation, acquired all of the outstanding shares of CMI of Minnesota, pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. On May 23, 1999 stockholders of Biosensor Corporation voted to change the name of Biosensor Corporation to BIOTEL Inc., the company that now owns 55.3% of the common stock of the Company

PRODUCTS

	The Company's products, prior to May 12, 1999, included various solid state electronic medical diagnostic devices supported by several proprietary "D.O.S." and "Windows" based software programs that run on personal computers.

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

Ambulatory Blood Pressure Monitor

	The Company also marketed a family of diagnostic devices incorporating an ambulatory blood pressure monitor (the "ABP Monitor"). The ABP Monitor records up to 24 hours of blood pressure data, including systolic, diastolic and mean arterial pressures and pulse rate in a solid state recorder. Results recorded by the ABP Monitor are capable of being printed out in a tabular format on a printer or displayed on a viewing monitor.

	The Company offered both a stand-alone ABP monitor and combined ECG Holter and ABP Monitor. The Company has received FDA pre-marketing clearance to market the ABP Monitor. The stand-alone blood pressure monitoring procedure is not generally reimbursable under many existing government-sponsored reimbursement programs. The ECG Holter procedure performed simultaneously with the blood pressure procedure, utilizing the Company's combined ECG Holter and ABP Monitor, is currently reimbursable under existing reimbursement guidelines recommended by HCFA. Due to current reimbursement guidelines, domestic sales of ABP Monitors were predominantly for the combined ECG Holter and ABP Monitor version of the product.

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

	The Company introduced in 1997 a new software product called "MICRO ANALYST I" for use with the Company's Holter and ambulatory blood pressure monoitors. This software operates on a PC under the "Windows" or "Windows 95" operating systems. The Company has FDA pre-marketing authorization to market its family of ambulatory ECG (Holter) monitoring systems. Procedures utilizing technology of the type incorporated in its family of ambulatory ECG systems are currently reimbursable under guidelines recommended by the Health Care Financing Administration ("HCFA"), and under most private third-party reimbursement programs.

SALES AND MARKETING

	Prior to selling its assets, the Company marketed its products through an in-house network consisting of marketing persons, regional sales managers and territorial sales assistants. Marketing personnel utilized on-going direct mail campaigns and selected trade shows to create awareness and generate leads for its sales force. Sales personnel were compensated primarily on a commission basis (and, in certain cases, by salary plus commission). The Company also marketed its products in the U.S. through independent manufacturers' representatives.

	The Company had focused its marketing efforts toward office-based, primary care physicians, using direct mail and telemarketing to create
awareness and generate interest in the Company's products. 	The Company sold
its products internationally through foreign distributors.




RESEARCH AND DEVELOPMENT

	The Company conducted research and development activities in order to enhance existing products and develop proposed products. For the two fiscal years ended June 30, 1999 and June 30, 1998, the Company incurred research and development expenditures of $121,583, and $154,991, respectively.

	The Company had no patents but intended to rely upon trade secret protection and confidentiality agreements, as well as restrictions on disclosure of information contained in design documentation, to safeguard its proprietary product designs and technology.

ASSEMBLY AND SHIPPING

	The Company's ECG monitors and its ABP Monitors consist of solid state electronic components and circuit boards, electrical cables and computer software programs. Some components are standard items, while others will be manufactured to the Company's specifications. The components are generally available from multiple sources and the Company does not believe it will be dependent upon specific suppliers as the sole source of components for its existing and proposed products. Molded plastic parts for the various products manufactured by the Company are subcontracted for manufacture to unaffiliated parties using tooling owned by the Company. The Company during fiscal 1999, out-sourced most of its manufacturing in order to further reduce in-house fixed costs. Operations at the Company's facilities included assembly, quality control, servicing, and shipping. The Company believes that its procedures were consistent with regulations established by the FDA with respect to manufacturing practices for medical devices. The FDA periodically reviews the Company's facilities and procedures, having completed a review in October 1997.

COMPETITION

	The Company's products faced competition from a variety of professionally accepted and recognized diagnostic systems. Competition is based on product characteristics (including reliability and performance efficiency), price, warranty terms and service. Numerous companies produce medical electronic equipment, many of which have substantially greater financial resources and personnel than the Company. The Company also competed with commercial services, which provide ambulatory ECG and ABP monitoring services to individual physicians, physicians' group practices and hospitals.

	The Company believes that its principal competitors in the office ambulatory ECG market were Rozin, Burdick, Biosensor and Q-Med, Inc.; and in the ambulatory blood pressure market are Spacelabs, Inc., and Welch Allyn.

PATENTS AND TRADEMARKS

	Management does not believe that the technology incorporated into its ECG monitors, ABP Monitors and other products was amenable to patent protection because such technology is not new, but rather represents innovative uses for existing technology.

EMPLOYEES

	  Since May 12, 1999 the Company has had no employees. The Company, prior to selling its assets and ceasing operations on May 12, 1999, employed 15 full-time persons consisting of its Chief Executive Officer, its President, a Vice President, a sales and marketing staff of 4, a manufacturing staff of 4 persons, 1 service person and 1 quality control person, 1 product development engineer, and 1 administrative person. The Company also employed part-time persons and outside consultants from time to time.

Item 2.	DESCRIPTION OF PROPERTY

	The Company was a party to a lease agreement (the "Lease") with T & L A Partnership (the "Landlord"), pursuant to which the Company had leased a 10,080 square foot building located at 6 Woodcross Drive, Columbia, South Carolina 29212. This Lease was for a term of five years, which commenced on November 1, 1996. As of May 12, 1999 Biosensor Corporation assumed all of the Company's obligations under this lease.

Item 3.	LEGAL PROCEEDINGS

 	The Chapter 11 bankruptcy estate of Advanced Medical Products, Inc.
has been fully administered. The Company has applied to the Court for entry of a Final Decree closing the bankruptcy case. The application entitled Report of Substantial Consummation and Application for Final Decree (the "Application") and the Final Report in Chapter 11 Proceeding was filed with the Court on October 5, 1999, and served upon the creditors and parties in interest on October 6, 1999. The Notice provides that the Final Decree will be entered and the case closed unless an objection to the Application is filed within 30 days of the date of the Notice.
  As of the date of filing of this Form 10KSB, counsel for the Company has not been served with any objections to the Application, nor does the Court's docket reflect that any objections to the Application have been filed with the Clerk of Courts. The Company does not expect that any objections to the Application will be filed.
 	There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is subject, nor is the Company aware of any material proceedings to which any officer, director or affiliate of the Registrant or beneficial owner of more than 5% of Registrant's outstanding securities, or any associate of any such persons, is a party adverse to the Registrant or has a material interest adverse to the Registrant.

Item 4.	Submission of Matters to a Vote of Security Holders

	No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

	The Registrant's Common Stock, $.01 par value, is traded in the over-the-counter (OTC) market and, through February 1, 1995 was quoted on the NASDAQ Bulletin Board under the symbol "ADVA". The Company's Common Stock was de-listed from NASDAQ Small Cap trading commencing February 2, 1995, due to the Company's inability to meet NASDAQ capital and surplus requirements. Since that date, the Company's common stack has been traded on the electronic bulletin board.

	Set forth below is the range of high and low bid information for the Registrant's Common Stock for the two preceding fiscal years as reported from the OTC Bulletin Board and reflect daily bid prices. These quotations represent prices between dealers, do not reflect retail mark-up, mark-down or commissions, and may not represent actual market transactions.

                                        								High Bid	     Low Bid

	Third Calendar Quarter, 1997	                     3/8           1/8

	Fourth Calendar Quarter, 1997	    	               1/2          0.30

	First Calendar Quarter, 1998	    	               0.16          0.06

	Second Calendar Quarter, 1998	   	               0.15          0.09

	Third Calendar Quarter, 1998	        			         0.13          0.08

	Fourth Calendar Quarter, 1998  				              0.08          0.07

	First Calendar Quarter, 1999	                    0.09          0.02

	Second Calendar Quarter, 1999	                   0.07          0.01

	As of October 27, 1999, there were approximately 1,864 record holders of the Registrant's outstanding Common Stock.

	The Registrant has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its common stock in the foreseeable future.

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

	Registrant has 4,000 shares of authorized Class A Preferred Stock, no par
value, of which no shares are currently issued and outstanding.   A total of
2,377 Class A Preferred Stock shares had been issued by the Company between 1992 and 1996. The terms of the Class A Preferred Stock entitled the holder thereof to cash dividends at the rate of $50.00 per annum per share. Dividends on such shares are cumulative. Such dividends are payable annually in arrears. Since December 31, 1997 the Company had been in violation of its preferred stock agreements with Nishimoto-Sangyo Company, Ltd. and SCANA Corporation, the Company's two preferred stockholders. These two preferred stock agreements require that an annual dividend of $50 per $1,000 of the face value of the preferred stock be declared and paid at the end of each calendar year.
However, the Company had deficits in both retained earnings and stockholders equity at December 31, 1997 and therefore under Delaware law cannot legally declare a dividend. Nishimoto-Sangyo was unwilling to convert unpaid dividends into additional common or preferred shares of Advanced Medical, as they have done in prior years, but in May 1998 Nishimoto sold their common and preferred stock in the Company in exchange for shares of Carolina Medical, Inc. This transaction brought Carolina Medical's ownership in the Company to 55.3% of the common stock and 93.3% of the preferred stock of the Company issued and outstanding. In June 1998 Carolina Medical purchased from SCANA the remaining 160 shares of preferred stock in the Company. As of June 30, 1998, dividends on the preferred stock of $162,981 were owed to Carolina Medical by the Company. Carolina Medical Inc., a North Carolina corporation, was merged with and into CMI of Minnesota, ("CMI"), a Minnesota corporation. CMI also owned Braemar,
Inc., a North Carolina corporation operating in Minneapolis, MN that develops, manufactures and markets tape recording devices for ambulatory ECG monitoring devices, digital Holter monitors and event recorders. On July 23, 1998, Biosensor Corporation, a Minneapolis corporation, acquired all of the outstanding shares of CMI of Minnesota, pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. On May 23, 1999 stockholders of Biosensor Corporation voted to change the name of Biosensor Corporation to BIOTEL Inc., the company that now owns 55.3% of the common stock of the Company.

	In July 1998, the Company's board approved a plan to sell the Company's MICROS QV product line to Carolina Medical in exchange for all of the 2,377 shares of Preferred Stock in the Company (having a face value, at original cost, of $2,377,000), and the unpaid dividends of $162,981. In October 1998 the Plan that had been approved by both companies' Boards was completed, and all of the shares of the Company's Preferred Stock issued and outstanding were retired.

	On March 23, 1999, after reporting that, for the quarter ended December 31, 1998 the Company had net losses of $373,173 of which $130,000 was as a result of their distributor in Europe, Kontron Instruments Ltd. filing for Administrative Receivership, Advanced Medical Products, Inc. filed a motion with the Federal Bankruptcy Court, District of South Carolina, for an order authorizing the sale of all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances, pursuant to 11 U.S.C. Section 363 of the bankruptcy code.

	Advanced Medical Products, Inc. continued to operate as debtor in possession, pending sale of the assets. Emergent Asset Based Lending, L.L.C., Advanced Medical's principle secured lender whose loan agreement has been in default since December, agreed to continue to lend against receivables and inventory based on Biosensor's guarantee of the debt. As of March 22, 1999, $ 253,446 was borrowed by Advanced Medical under this agreement. As of June 30, there was no balance outstanding this agreement.

	 On May 3, 1999, the United State Bankruptcy Court for the District of South Carolina entered an order approving the Disclosure Statement filed on March 23, 1999, fixing June 11, 1999 as the last day for filing ballots accepting or rejecting the Plan of Reorganization, and setting June 21, 1999 as the date of the hearing on the confirmation of the Plan. On May 11, 1999, pursuant to a court order entered on May 10, 1999 in the Federal Bankruptcy Court for the District of South Carolina, Advanced Medical Products, Inc. sold all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to 11 U.S.C. Section 363 of the bankruptcy code. Biosensor Corporation purchased the assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. In addition, Biosensor made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biosensor and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of Advanced Medical were consolidated with the operating assets and liabilities of Biosensor, and the assets and liabilities of Diagnostic Monitoring purchased by Biosensor from Cardiac Science Inc. on December 31, 1998, into Advanced Biosensor, Inc., a new wholly owned subsidiary of Biosensor, which also agreed to assume Advanced Medical's lease obligations and to continue to operate the business at the present Columbia, SC location.

	At a hearing held on June 21, 1999 the Plan of Reorganization, as amended, was confirmed. The Plan had previously been approved by all classes of creditors. On June 29, 1999 the United State Bankruptcy Court for the District of South Carolina entered an order confirming the Plan of Reorganization.

	The Chapter 11 bankruptcy estate of Advanced Medical Products, Inc.
has been fully administered. The Company has applied to the Court for entry of a Final Decree closing the bankruptcy case. The application entitled Report of Substantial Consummation and Application for Final Decree (the "Application") and the Final Report in Chapter 11 Proceeding was filed with the Court on October 5, 1999, and served upon the creditors and parties in interest on October 6, 1999. The Notice provides that the Final Decree will be entered and the case closed within 30 days unless an objection to the Application is filed.As of the date of filing of this Form 10KSB, counsel for the Company has not been served with any objections to the Application, nor does the Court's docket reflect that any objections to the Application have been filed with the Clerk of Courts. The Company does not expect that any objections to the Application will be filed.

	In October 1999, BIOTEL, Inc. entered into discussions with Loomco International and others regarding the possibility of BIOTEL selling its 3,300,000 common stock shares of the Registrant. All of the current Directors of the Registrant have agreed to resign if the sale by BIOTEL of the majority stock position is completed.

Item 6.  	Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis" of the financial condition and results of operations, and other sections of this report, contain various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the Company's expectations concerning future events including the following: the Company's future cash flows, results of operations and overall financial performance, the expected continuing availability of the credit line, the Company's continuing ability to sell its Holter and ambulatory blood pressure products to office practices, and the Company's belief regarding future recovery from declining revenues in the medical device industry. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied in such "forward-looking statements". Any such statement is qualified by reference to the following cautionary statements.

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


RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

	Net sales declined 2% to $2,159,548 in fiscal 1999 from $2,191,812 in fiscal 1998. Sales of medical devices to office based physicians in the Company's major markets, the U.S., Europe and Japan, have continued to be adversely impacted by changes taking place in the health care industry, particularly the continuing moves toward "managed care" and "capitation of costs". Many physician practices have been sold to hospitals or managed care groups and capital equipment expenditures by health care providers have been reduced substantially over the past few years.

	The Company's domestic sales were up but international sales were down, with sales to Nishimoto Sangyo, the Company's distributor in Japan down more than 25% at $60,885 and sales to Kontron Instruments, the Company's distributor in Europe prior to their filing administrative receivership in December, down 40% at $143,883. Lower international sales effected profits to a greater degree than did higher domestic sales because of the substantially lower sales and marketing costs to the Company on international sales through distributors.

	Gross margins were improved to 47% in fiscal 1999 from 38% in 1998 resulting in gross profits in 1999 of $1,019,804 compared to $836,723 in fiscal 1998. This was primarily the result of higher percentage of sales going to domestic customers where gross margins are higher than with international distributors.

	Selling, general and administrative expenses of $1,300,647 or 60% of sales were higher by $291,360 in fiscal 1999, mostly due to higher commissions and other selling expenses on the higher domestic sales.

	Research and development costs for fiscal 1999 of $121,583 were 6% of sales and were lower than in 1998 by $33,408.

	Interest expense was lower, reduced from $114,135 in fiscal 1998 to $76,069 in fiscal 1999 as a result of reduced borrowing available to the Company from its lending sources.

	The net loss from operations for the approximately ten and one half months of fiscal 1999 prior to the sale of the Company's assets on May 11th was $466,460 compared to a loss of $446,563 in fiscal 1998.

	Cash at the end of fiscal 1999 on June 30th was $64,073, which was the undistributed portion of the $68,000 cash paid to the Company on May 11th for its assets.

	Current liabilities consisted of the obligation of the Debtor in Possession to distribute $63,241 in cash to administrative expenses of the bankruptcy and certain priority claims, and $23,707 in State tax claims (additional priority claims) for which there are no funds available. No funds were available for distribution to unsecured non-priority claims.

	All operations ceased as of June 30, 1999.

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

	Research and development costs for fiscal 1998 of $154,991 were 7% of sales and were lower than in 1997 by $50,000.

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

	Cash was higher at the end of fiscal 1998 by $31,149. Inventory was reduced during the year by $130,599 by continuing efforts to reduce required stocking levels. In addition, $59,507 was transferred to capital equipment thus reducing total inventory at 6/30/98 to $322,706. Current assets were lower at June 30, 1998 by $392,084; total assets were lower by $456,142.

	Current liabilities were lower at the end of fiscal 1998 by $169,024; however, long-term liabilities were higher by $5,651.

LIQUIDITY AND CAPITAL RESOURCES

	Operating activities used $448,133 in cash during fiscal 1999 compared with $9,971 used during fiscal 1998. In fiscal 1999, $9,044 was used for capital expenditures compared with $11,427 in fiscal 1998. Cash decreased by $18,014 in 1999 and increased by $31,149 in 1998.
	During the years ended June 30, 1999 and 1998 the Company's net operating losses were approximately $466,000 and $447,000. As of June 30, 1999, the Company's accumulated deficit in earnings was approximately $4,896,000; the Company had total assets of $64,073 and total liabilities of $86,948 following the May 11, 1999 sale of its assets free and clear of all liens and encumbrances and interests pursuant to 11 U.S.C. 363(b)(1) of the federal bankruptcy code.
	The Company ceased operations as of May 11, 1999. The cash available on June 30, 1999 of $64,073 was insufficient to meet administrative and priority claims. There are no capital resources available to the Company, and there is no liquidity.

YEAR 2000 IMPACT

The Company has no operations since May 11, 1999 and as such management believes the the year 2000 conversion should have no adverse effect on the Company. The Company's products use microprocessors and imbedded software, and data captured and stored by these products are processed by software provided to customers by the Company. Calculations performed by the imbedded code in the Company's products and by processing software supplied by the Company do not utilize the year. The Company believes that all of its recorders currently being sold and those being serviced under warranty will be not be effected by a change in year from 1999 to 2000 or from 2000 to 2001.
As of May 11, 1999, product warranty obligations of the Company were assumed by Biosensor Corporation.

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

	PART III


Item 9.	  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act

	The current directors and executive officers of the Registrant are as follows:

	Name			                Age	    Position and Term of Service

	George L. Down	         59	    President since October 1997.
						                          Vice President since April 1996.
						                          Director since September 1986

	C. Roger Jones          61	    Director since January 1996

	Ronald G. Moyer         63	    Chief Executive Officer,
                                Treasurer and Chairman
                                  Since January 1996; President
                                  From January 1996-October 1997.

 Deborah Riente		        44  	  Vice President since December 1993
                                and Secretary since August 1992

	George L. Down is President and a Director of the Company. Prior to his appointment to the position as President in October 1997, Mr. Down was Vice President of Sales and Marketing for the Company. Until December 1992, and for more than the preceding five years, he served as the president of Design Realizations, Ltd. ("DRL"), a closely held corporation founded by Mr. Down, where he performed design and packaging services for a variety of companies, including the Company. Mr. Down received a Bachelor of Science in Industrial Design degree from Syracuse University in 1964.

	C. Roger Jones, is C.E.O of Carolina Medical and has served as President and Chief Operating Officer of Carolina Medical since 1985. From 1970 to 1985, he was Vice President of Sales & Marketing. He has been with Carolina Medical since 1961. He has served as Chairman for Eagle Golf Ball Company, Inc. since 1988.

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

	Deborah Riente served as Vice President of Corporate Administration. From July 1991 until July 1992, Ms. Riente was employed as the Company's Human Resources Manager, and from 1987 to July 1991, served as an administrative assistant for the Company. Ms. Riente devoted her full-time to the business of the Company.

	The Company does not compensate its Directors for serving as such, but are and will be reimbursed for their reasonable out-of-pocket expenses incurred in their capacities as members of the Board of Directors.

Item 10.  Executive Compensation

	The following table discloses certain summary information concerning the compensation paid for services rendered in all capacities to the Company for the two fiscal years in the period ended June 30, 1999, to the Company's Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary and bonus were in excess of $100,000 (each, a "Named Executive Officer"):

			      SUMMARY COMPENSATION TABLE

   Annual Compensation                        	Long-Term  Compensation/Awards

Name/position 	  Fiscal Year			            Other Annual Comp.	    All Other
		               Ended 6/30	    Salary   Bonus   ($)   Options   Compensation

George W. Down
President          1999	      $ 90,000    -0-	    -0-	   -0-          -0-
Ronald G. Moyer
CEO                1998       $ 84,000    -0-     -0-    -0-          -0-
                   1997       $ 84,000    -0-     -0-    -0-          -0-

	There were no grants of stock options during the fiscal year ended June 30, 1999 to the Named Executive Officers.

	The following table sets forth information concerning each exercise of stock options during the fiscal year ended June 30, 1999 by the Named Executive Officer and the value of unexercised options held by the Named Executive Officer as of June 30, 1999:

Aggregated Option Exercises in Fiscal 1999and Fiscal Year-End Option Values


                                       Number of         Value of Unexercised
                                      Unexercised             In-the-Money
                                        Options                  Options
                                     At FY-End (#)            at FY-End ($)

                Shares Acquired    Value Real-   Exercisable/   Exercisable/
                On Exercise (#)    ized (A) ($)  Unexerc.(C)    Unexerc.(B)

Ronald G. Moyer
   C.E.O.           -0-                 -0-           -0-            -0-

George W. Down
   President	       -0-			              -0-		       420,000	 	       -0-

(A)	Market value of securities underlying options on the exercise date, less the exercise price of such options.
(B)	Market value of securities underlying "in the money" options at June 30,
1999, less the exercise price of such options.

Employment Agreements

	There were no employment agreements in effect on June 30, 1999 or June
30, 1998.

Section 401(k) Plan

	During fiscal 1993, the Company's Board of Directors established a defined contribution profit sharing plan pursuant to Section 401(k) of the Code [the "401(k) Plan"]. The 401(k) Plan is administered by F.P. Kessler, Jr. and Associates, of East Syracuse, New York, in conjunction with The New England of Boston, Massachusetts. The 401(k) Plan permits eligible employees to make voluntary contributions to the 401(k) Plan up to an annual maximum dollar amount of $10,000. The Company may contribute a discretionary matching contribution on the basis of a $.25 contribution by the Company for each $1.00 contribution by the employee, up to a maximum of 4% of the aggregate employee contribution. Benefits under the 401(k) Plan are to be distributed upon retirement, disability, death or termination of employment. Each participant's share of the Company's contribution vests beginning after three full years of service, at the rate of 20% after each of the third through seventh years of service, at which time the participant becomes fully vested. During the fiscal year the Company made no matching contributions pursuant to the 401(k) Plan. Amounts to be contributed by the Company under the 401(k) Plan are discretionary, and, accordingly, it is not possible to estimate the amount of benefits that will be payable to participants upon retirement.

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

	As of June 30, 1999, options to purchase 602,500 shares of Common Stock under the Plan were outstanding. These options are exercisable at prices ranging from $.14 to $1.63 per share and expire at various dates through April 2003. During fiscal 1999, no options to purchase shares were granted, no options were exercised, and no options were terminated.

Compensation Committee

	During the fiscal year ended June 30, 1996, the Company initiated a Compensation Committee of outside directors. Mr. Ankney is Chairman and Mr. Heiden is a member. The Compensation Committee administers the Company's salary, cash bonus, qualified stock option plan and other compensation plans for the Company's employees and officers. Since the resignations of Mr.. Ankney and Mr. Heiden from the Board there has not been a Compensation
Committee.   As of May 12, 1999, all emoloyees of the Company became employees of Biosensor Corporation. Pursuant to the terms of the Plan the employee stock options expire 90 days after the date of employee terminations.

	Item 11.	Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth, as of October 27, 1999 certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's Common Stock,
(ii) each director of the Company and (iii) all directors and officers of the Company as a group.

 				        	           Amount and Nature		               Percent of
	Name and Address	   	   of Beneficial Ownership (1,2) 	     Class

	Ronald G. Moyer                3,300,000 (3)                53.31
	6 Woodcross Drive
	Columbia, SC 29212

	BIOTEL Inc.			                 3,300,000 (3)	               53.31
	6 Woodcross Drive
	Columbia, SC 27021

	George L. Down                   216,766 (2,4)               3.64
	6 Woodcross Drive
	Columbia, SC 29212

	Officers and Directors as      3,569,690                     59.9
 	a Group (of 3 persons)       (3),(4),(5),


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

(2) Does not give effect to the issuance of up to 420,000 shares in the event of exercise of outstanding qualified and non-qualified stock options (except to the extent Securities and Exchange Commission rules require the table to give effect to the issuance of such shares).

(3) Ronald G. Moyer as Chairman, Chief Executive Officer, and shareholder of BIOTEL Inc. may be deemed to be beneficial owner of shares owned by BIOTEL by virtue of his control over the voting power of those shares.

(4) Includes (i) 14,976 shares owned of record by the Helen L. Down Trust (Helen Down is the mother of Mr. Down), for which Mr. Down serves as trustee and (ii) 19,576 shares owned of record by members of Mr. Down's family, which shares are subject to voting proxies held by Mr. Down but (iii) does not include 420,000 shares issuable in the event of exercise of stock options.

(5) Includes 52,924 shares beneficially owned by the Secretary of the Company, but does not give effect to 77,500 shares issuable in the event of exercise of stock options granted to such officer.

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

	In May 1998 Nishimoto Sangyo sold their common and preferred stock in the Company in exchange for shares of Carolina Medical, Inc. This transaction brought Carolina Medical's ownership in the Company to 55.3% of the common stock and 93.3% of the preferred stock of the Company issued and outstanding.
In June 1998 Carolina Medical purchased from SCANA the remaining 160 shares of preferred stock in the Company. As of June 30, 1998, dividends on the preferred stock of $162,981 were owed to Carolina Medical by the Company.

	On July 23, 1998, Biosensor acquired all of the outstanding shares of CMI of Minnesota ("CMI"), a Minnesota corporation, pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. Carolina Medical Inc., a North Carolina corporation which owns 55.3% of the common stock and all of the preferred stock of the Company, was recently merged with and into CMI. CMI also owns Braemar, Inc., a North Carolina corporation operating in Minneapolis, MN that develops, manufactures and markets tape recording devices for ambulatory ECG monitoring devices, digital Holter monitors and event recorders. For accounting purposes, this transaction became effective July 1, 1998. Because the former stockholders of CMI effectively control the company after the transaction, the transaction was recorded as a "reverse acquisition", whereby CMI was deemed to have acquired Biosensor. The net assets of Biosensor acquired were recorded at fair market value. The historical financial statements of Biosensor prior to the acquisition became those of CMI. Subsequent to July 1, 1998, the financial statements of Biosensor include the operations of the combined companies, including Carolina Medical, Braemar, and Advanced Medical Products, Inc.

	In July 1998, the Company's board approved a plan to sell the Company's MICROS QV product line to Carolina Medical in exchange for all of the 2,377 shares of Preferred Stock in the Company (having a face value of $2,377,000), and the unpaid dividends of $162,981. In October 1998 the Plan that had been approved by both companies' Boards was completed, and all of the shares of the Company's Preferred Stock issued and outstanding were retired.

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

 On May 3, 1999, the United State Bankruptcy Court for the District of
South Carolina entered and order approving the Disclosure Statement filed on March 23, 1999, fixing June 11, 1999 as the last day for filing ballots accepting or rejecting the Plan of Reorganization, and setting June 21, 1999 as the date of the hearing on the confirmation of the Plan. On May 11, 1999, pursuant to a court order entered on May 10, 1999 in the Federal Bankruptcy Court for the District of South Carolina, Advanced Medical Products, Inc. sold all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to 11 U.S.C. Section 363 of the bankruptcy code. Biosensor Corporation purchased the assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. In addition, Biosensor made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biosensor and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of Advanced Medical were consolidated with the operating assets and liabilities of Biosensor, and the assets and liabilities of Diagnostic Monitoring purchased by Biosensor from Cardiac Science Inc. on December 31, 1998, into Advanced Biosensor, Inc., a new wholly owned subsidiary of Biosensor, which also agreed to assume Advanced Medical's lease obligations and to continue to operate the business at the present Columbia, SC location. On May 23, 1999 stockholders of Biosensor Corporation voted to change the name of the Biosensor Corporation to BIOTEL Inc.

	At a hearing held on June 21, 1999 the Plan of Reorganization, as amended, was confirmed. The Plan had previously been approved by all classes of creditors. On June 29, 1999 the United State Bankruptcy Court for th District of South Carolina entered an order confirming the Plan of Reorganization.

	The Chapter 11 bankruptcy estate of Advanced Medical Products, Inc.
has been fully administered. The Company has applied to the Court for entry of a Final Decree closing the bankruptcy case. The application entitled Report of Substantial Consummation and Application for Final Decree (the "Application") and the Final Report in Chapter 11 Proceeding was filed with the Court on October 5, 1999, and served upon the creditors and parties in interest on October 6, 1999. The Notice provides that the Final Decree will be entered and the case closed unless an objection to the Application is filed within 30 days of the date of the Notice. As of the date of filing of this Form 10KSB, counsel for the Company has not been served with any objections to the Application, nor does the Court's docket reflect that any objections to the Application have been filed with the Clerk of Courts. The Company does not expect that any objections to the Application will be filed.

	In October 1999, BIOTEL, Inc. entered into discussions with Loomco International and others regarding the possibility of BIOTEL selling its 3,300,000 common stock shares of the Registrant. All of the current Directors of the Registrant have agreed to resign if the sale by BIOTEL of the majority stock position is completed.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)	The following Exhibits are filed by reference as part of this Report:

    3.1	Articles of Incorporation, as amended(1)

    3.2	By-Laws(2)

    4.1	Specimen Common Stock Certificate(3)

   10.5	Advanced Medical Products Stock Option Plan(8)

   10.6	Preferred Stock Purchase Agreement with Nishimoto Sangyo Company,
        Ltd.(9)

   10.8 License Agreement with HealthWatch Technologies,Inc. (11)

   10.9	Distribution Agreement with Nishimoto Sangyo Company, Ltd.(12)

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

  10.22 Amendment to Distribution Agreement with Nishimoto
	       Sangyo Company, Ltd. (23)

  10.23 Preferred Stock Purchase Agreement with Scana Development
        Corporation. (24)

  10.24 Lease with T & L A Partnership. (25)

  10.25 Subscription Agreement with BIOTEL International Inc.

  10.26 Plan of Reorganization approved June 29, 1999 by the Federal Bankruptcy Court, District of SC

  10.27 Final Report in Chapter 11 Proceeding

(1) Refefernce is made to Exhibit 10.15 to the Registrant's Report on Form 8-K dated January 12, 1996, which is hereby incorporated by reference.

(2) Reference is made to Exhibit 10.16 to the Registrant's Report on Form 8-K dated October 23, 1998, which is hereby incorporated by reference.

(3) Reference is made to Exhibit 10.17 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(4) Reference is made to Exhibit 10.18 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(5) Reference is made to Exhibit 10.19 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(6) Reference is made to Exhibit 10.20 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(7) Reference is made to Exhibit 10.21 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(8) Reference is made to Exhibit 10.22 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(9) Reference is made to Exhibit 10.23 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(10) Reference is made to Exhibit 10.24 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(11 Reference is made to Exhibit 10.25 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(12) Reference is made to Exhibit 10.26 to the Registrant's Report on Form 8-K filed on October 18, 1999 which is hereby incorporated by reference.

(13) Reference is made to Exhibit 10.27 to the Registrant's Report on Form 8-K filed on October 18, 1999, which is hereby incorporated by reference.

(b)	Reports on Form 8-K:

	Form 8-K Reports filed with the Securities and Exchange Commission on April 6, 1999, May 18, 1999, and on October 18, 1999 regarding events related to the 11 U.S.C. Section 363 bankruptcy which occurred in the forth quarter of the reporting period covered by this Report are filed by reference as part of
this Report.                 .



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


	  Name			                    	 Title				                        Date

/s/Ronald G. Moyer         CEO, Treasurer, and 	           			 10/29/99
Ronald G. Moyer             Chairman of the Board


/s/George L. Down	         President and Director   		       		10/ 29/99
George L. Down

/s/C. Roger Jones	         Director                         			10/ 29/99
C. Roger Jones

	The Registrant has not furnished its 1999 annual report or proxy materials to securities holders.  The Registrant intends to make such information available to security holders, and to furnish copies thereof to the Commission, in accordance with applicable rules and regulations.


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


	  Name				                     Title				                          Date

                       	  		CEO, Treasurer and  		              	10/29/99
Ronald G. Moyer	  	         Chairman of the Board

                 	  		      President and Director			            10/29/99
George L. Down

                        	 		Director				                         10/29/99
C. Roger Jones


	The Registrant has not furnished its 1999 annual report or proxy materials to securities holders. The Registrant intends to furnish such information to security holders, and to furnish copies thereof to the Commission, in accordance with applicable rules and regulations.




















                       	  Advanced Medical Products Inc.
                              (Debtor-In-Possession)








                                                       Financial Statements
                                         Years Ended June 30, 1999 and 1998













                     	      Advanced Medical Products Inc.
                               (Debtor-In-Possession)








                                                        Financial Statements
                                          Years Ended June 30, 1999 and 1998



Contents

        INDEPENDENT AUDITOR'S REPORT	                            F-3


        Financial Statements

         Balance Sheets	                                    F-4-F-5

         Statements of Operations 	                             F-6

         Statements of Changes in Stockholders'
             Equity (Deficit)	                                  F-7

         Statements of Cash Flows                          	F-8-F-9

         Notes to Financial Statements	                   F-10-F-25













INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Advanced Medical Products Inc.
Columbia, South Carolina

We have audited the accompanying balance sheets of Advanced Medical Products Inc. (Debtor-In-Possession) as of June 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Products Inc. (Debtor-In-Possession) as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


McGladrey & Pullen, LLP



Charlotte, North Carolina
October 22, 1999





Balance Sheets
June 30, 1999 and 1998

June 30, 	                                              1999		       1998

Assets (Notes 2 and 9)

Current:
  Cash                                              	$	64,073     	$	82,087
  Accounts receivable, net (Notes 4, 8, and 13)           -         342,040
  Inventories (Notes 5 and 8)                             -         322,706
  Other current assets                                    -          36,553

Total current assets                                   64,073       783,386

Furniture and equipment, net (Note 6)                     -         250,691

Product software costs, net of accumulated
  amortization of $319,381 in 1998                        -          52,751

Other assets                                              -          13,474

Total assets                                        	$	64,073  	 $1,100,302

See notes to financial statements.




Balance Sheets
June 30, 1999 and 1998

June 30,                                              		1999        		1998

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

  Notes payable (Notes 2 and 9)                    	 $	   -      	$	295,798
  Current portion of long-term debt (Notes 2 and 9)       -          30,327
  Accounts payable (Notes 2 and 8)                        -         448,548
  Accrued wages and commissions (Note 2)                  -          73,968
  Accrued expenses (Notes 1 and 2)                        -         301,995
  Dividends payable (Note 14)                             -         162,981

Total current liabilities                                 -       1,313,617

Long-term debt, less current maturities
  (Notes 2 and 9)                                         -         169,692
Liabilities subject to compromise (Notes 2 and 3)      86,948           -

Total liabilities                                      86,948     1,483,309

Commitments and contingencies (Notes 7, 12 and 15)

Stockholders' equity (deficit) (Notes 11, 12, 14 and 16):

  Class A preferred stock, 5% cumulative, non-voting,
   no par value; Authorized 4,000 shares; issued and
   outstanding, none in 1999 and 2,377 shares in 1998.    -       2,289,410
   Common stock, $.01 par value; authorized 7,000,000
   shares, issued and outstanding 5,962,495 in 1999
   and 1998.                                           59,625        59,625


  Additional paid-in capital                        4,813,468     2,486,209
  Accumulated deficit                              (4,895,968)   (5,218,251)

Total stockholders' equity (deficit)                  (22,875)     (383,007)

Total liabilities and stockholders' equity
 (deficit)                                           $	64,073  	$	1,100,302

 See notes to financial statements.




Statement of Operations
Years Ended June 30, 1999 and 1998

Year Ended June 30,                                   		1999        1998

Net sales (Notes 8 and 13)                         	$2,159,548 	 $2,191,812

Cost of sales (Note 8)                               1,139,744    1,355,089

Gross profit                                         1,019,804      836,723

Costs and expenses:
  Selling, general and administrative                1,300,647    1,009,287
  Research and development                             121,583      154,991
Loss from operations                                  (402,426)    (327,555)

Non-operating income (expense)
  Interest                                             (76,079)    (114,135)
  Other                                                 12,045       (4,873)
                                                       (64,034)    (119,008)

Loss before reorganization items and
  extraordinary item                                		(466,460)  		(446,563)

Reorganization items (Note 2):

  Professional fees                                     88,377          -
  Administrative fees                                    9,932          -
                                                        98,309          -

Loss before extraordinary item                        (564,769)    (446,563)

Extraordinary item, gain on restructuring of debt
   (Notes 2, 9 and 10)                               		887,052        		-


Net income (loss)                                    $	322,283    $(446,563)

Net income (loss) applicable to common shares        $	322,283   	$(547,684)

Basic and diluted net earnings (loss) per share      $     .05   	$    (.10)

Weighted average common shares outstanding         		5,962,495    5,749,995

See notes to financial statements.




Statements of Changes in Stockholders' Equity (Deficit)
Years Ended June 30, 1999 and 1998

           		Class A         Issued        Additional
            	Preferred    Common Stock 		  Paid-in      Accumulated
           		Stock       Share 		  Total   Capital      Deficit 		     Total

Balance,
June 30,
1997       $2,289,410  5,112,495 	$51,125 	$2,340,915  	$(4,771,688) 	$(90,238)

Issuance of
common
stock          -         850,000    8,500     246,415          -       254,915

Dividends on
preferred
stock          -             -        -      (101,121)         -      (101,121)

Net loss       -             -        -          -         (446,563)  (446,563)


Balance,
June 30,
1998       $2,289,410   5,962,495  59,625    2,486,209   (5,218,251)  (383,007)


Sale of product line  and inventory in
 exchange for the preferred stock and
 forgiveness of the accrued unpaid
 dividends (Note 14)

          (2,289,410)        -        -      2,327,259          -       37,849

Net income     -             -        -          -           322,283   322,283


Balance,
June 30,
1999    	$	    -        5,962,495 	$59,625  $4,813,468  $(4,895,968)	 $(22,875)

See notes to financial statements.




Statements of Cash Flows
Years Ended June 30, 1999 and 1998

Year Ended June 30,                                  		1999         	1998

Cash flows from operating activities:
  Net income (loss)                                	$	322,283   	$	(446,563)
  Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating
  activities:
    Depreciation and amortization                     113,157       139,954
    Provision for doubtful accounts                   173,170        58,107
    Loss on disposal of fixed assets                    2,145           -
    (Increase) decrease in:
      Accounts receivable                            (163,753)      154,405
      Inventories                                      (7,138)      130,599
      Other assets                                      8,892        15,653
    Increase (decrease) in:
      Accounts payable                               (204,610)      (26,250)
      Accrued wages and commissions                    26,803       (15,981)
      Accrued expenses                                  1,661            47

Net cash provided by operating activities before
  reorganization items                                272,610         9,971

Operating cash flows from reorganization items:
  Cash received from buyer of net assets in
    connection with the Chapter 11 proceeding          68,000            -
  Extraordinary item, gain on restructuring debt     (887,052)           -
  Professional and administrative fees for services
    in connection with the Chapter 11 proceeding       98,309            -


Net cash (used in) reorganization items              (720,743)           -


Net cash (used in) provided by operating
  activities                                         (448,133)        9,971


Cash flows used in investing activities:
  Purchase of furniture and equipment                     -           (795)
  Capitalization of product software costs             (9,044)     (10,632)


Net cash used in investing activities                  (9,044)     (11,427)

See notes to financial statements.




Statements of Cash Flows
Years Ended June 30, 1999 and 1998

Year Ended June 30,                                    		 1999      		1998


Cash flows from financing activities:
  Payments on notes payable and long-term debt       $ (164,100) 	 (166,322)
  Issuance of common stock                                  -       198,927
  Advances from related entities                        603,263         -


Net cash provided by financing activities               439,163      32,605


Net (decrease) increase in cash and equivalents         (18,014)     31,149


Cash, beginning of year                                  82,087      50,938


Cash, end of year                                     	$	64,073   	$	82,087


Supplemental Disclosures of Cash Flow Information:

  Cash paid for interest                              	$	84,964  	$	113,900


Supplemental Schedule of Non-Cash Investing and
Financing
  Activities:
    Capitalization of demonstration inventory        	 $     -   	$ 	59,507
    Declaration of preferred stock dividend                  -      101,121
    Common stock issued in satisfaction of accounts
      payable and accrued expenses                           -       55,988
    Sale of product line and inventory in exchange
      for preferred stock and forgiveness of accrued
      unpaid dividends:
        Inventory                                       (125,132)      -
        Dividend payable                                 162,981       -
        Preferred stock                                2,289,410       -
        Paid-in capital                               (2,327,259)      -

                                                     	$     -      $  	-

See notes to financial statements.




Notes to Financial Statements

1. 	Nature of Business, Ownership and Significant Accounting Policies

The Company, prior to selling its assets on May 12, 1999, pursuant to a Plan of Reorganization under Chapter 11 of the federal bankruptcy laws, developed, manufactured (through subcontractors), assembled and marketed medical diagnostic equipment and software primarily for use in physicians' offices throughout the United States and Europe.

On March 23, 1999, Advanced Medical Products Inc. (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. Under Chapter 11, certain claims against the Debtor in existence prior to filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession.

Under the Plan of Reorganization, the Debtor was authorized to sell all personal property, outside the ordinary course of business to Biosensor Corporation, owner of Carolina Medical Inc. who owned 55.3% of the common stock of Advanced Medical Products Inc. Biosensor Corporation assumed all indebtedness of Advanced Medical Products Inc., except for the general unsecured debts. Advanced Medical Products Inc. continued to operate as debtor-in-possession, pending sale of the assets. As of May 11, 1999, the Company ceased operations. (See Note 2)


Parent Company

At June 30, 1998, the Company was a 55.3% owned subsidiary of Carolina Medical Inc.

In July 1998, Carolina Medical Inc., a majority holder of the Company's common stock, was merged into and with CMI of Minnesota (CMI). CMI also owns Braemar, Inc., a North Carolina corporation with operations in Minnesota. On July 23, 1998, all of the outstanding shares of CMI were acquired by Biosensor Corporation (Biosensor) pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. Because the former shareholders of CMI effectively control Biosensor after the transaction, the transaction was recorded as a "reverse acquisition" whereby CMI is deemed to have acquired Biosensor.

On May 23, 1999, the stockholders of Biosensor voted to change the name of Biosensor Corporation to BIOTEL, Inc. Therefore, the Company is a 55.3% owned subsidiary of BIOTEL, Inc.


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


Concentration of Credit Risk

Financial instruments which potentially subjected the Company to concentrations of credit risk consisted principally of temporary cash investments and trade accounts receivable. The Company placed its temporary cash investments with high quality credit financial institutions. No losses had been experienced on such investments. The Company had sales to foreign customers of approximately $253,000 and $317,000 in 1999 and 1998, respectively. The Company had reviewed a customer's credit history before extending credit. An allowance for doubtful accounts was established based upon factors surrounding the credit risk of specific customers, historical trends and other information.


Inventories

Inventory was stated at the lower-of-cost determined by the first-in, first-out (FIFO) method or market.


Furniture, Equipment,and Depreciation

Furniture and equipment were stated at cost less accumulated depreciation. Depreciation was provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets ranging from 3 to 8 years.


Revenue Recognition

Product was shipped directly to the Company's customers. Revenue on these sales was recognized when the product was shipped.


Service Contracts

Amounts billed to customers for service contracts were recognized as income over the term of the agreements and the associated costs were recognized as they were incurred. Accrued expenses included service contract revenue deferrals of approximately $167,000 in 1998.



Warranty

The products manufactured by the Company were sold with a one-year warranty. The Company accrued warranty costs based upon historical experiences and current conditions. The Company also offered an extended warranty to its customers, under which revenues were initially deferred and recognized to match the expected related costs incurred over the extended warranty period. Expense for work performed under the extended warranties were recognized as incurred.


Product Development Costs

Costs associated with the development of new products and changes to existing products were charged to operations as incurred (except Product Software Costs).


Product Software Costs

The Company capitalized certain costs related to the development of computer software once technological feasibility of the software had been established. These costs, which were reported at the lower of unamortized cost or net realizable value, were amortized principally using the straight-line method, over the estimated useful economic life of the soft-ware, generally 36 months. Amortization expense amounted to approximately $31,000 and $48,000 in 1999 and 1998, respectively.


Income Taxes

The Company accounted for income taxes under the liability method, whereby deferred tax assets and liabilities were based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which were anticipated to be in effect when these temporary differences reverse. The deferred tax provision was the result of the net change in the deferred tax assets and liabilities.
A valuation allowance was established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets would not be realized.


Net income (loss) per share

The Company adopted Statement of Financial Accounting Standards No. 128
(SFAS No. 128), Earnings Per Share, which supersedes APB Opinion
No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Net loss was increased by $101,121 for preferred stock dividends declared in 1998. There were no preferred stock dividends declared in 1999. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The
Company initially applied Statement No. 128 for the year ended June 30, 1998. As described in Note 11, at June 30, 1999 and 1998, the Company had options outstanding to purchase a total of 602,500 shares of common stock, at a weighted-average price of approximately $.2439. The inclusion of those potential common shares in the calculation of diluted income (loss) per share would have an antidilutive effect. Therefore, basic and diluted income (loss) per share amounts are the same in 1999 and 1998.


Advertising

The Company expensed the production costs of advertising, the first time advertising took place, except for direct response advertising which was capitalized and amortized over its expected period of future benefits.
Direct response advertising consisted primarily of brochures and distribution of brochures that include response cards for the Company's products. The capitalized costs of the direct response advertising were amortized over a six month period from the date that the production costs were incurred.

At June 30, 1998, approximately $36,000 was reported as assets. Advertising expense was approximately $77,000 in 1999 and $55,000 in 1998.




2. 	Plan of Reorganization

On March 23, 1999, Advanced Medical Products Inc. (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. Under Chapter 11, certain claims against the Debtor in existence prior to filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession. The remaining unpaid claims are reported in the June 30, 1999 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's assets.

On June 29, 1999, the Bankruptcy Court confirmed the Company's plan of reorganization. The confirmed plan provided for the following:

Biosensor Corporation, who owns 55.3% of the common stock of Advanced
Medical Products Inc., proposed to purchase the assets and assume all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products Inc. In addition, Biosensor proposed to make a payment of $68,000 toward administrative expenses and the amount owed by Advanced Medical Products Inc. for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. If it was the successful bidder on the assets, Biosensor and its affiliates agreed not to participate in the distribution of payments toward unsecured claims. Biosensor's unsecured claims exceeded unsecured claims by all nonaffiliated creditors combined. Biosensor had been funding the losses incurred by Advanced Medical Products Inc. and indicated its inability to continue doing so.

Advanced Medical Products Inc. continued to operate as debtor-in-possession, pending sale of the assets. Advanced Medical Products Inc.'s principal secured lender, whose loan agreement has been in default since December, agreed to continue to lend against receivables and inventory based on Biosensor's guarantee of the debt.

As a result of the above transaction, the Company recognized a gain of $887,052 on restructuring of debt. This gain has been recognized as an extraordinary item in the accompanying statements of operations. There was no tax effect attributable to this gain.

Upon the final approval of the Company's plan of reorganization, anticipated to be on November 5, 1999, the Company will cease operating as a debtor-in-possession.


3. 	Liabilities Subject to Compromise

Liabilities subject to compromise as of June 30, 1999 consist of the following:

Priority tax claims                                    	$	23,707
Professional fees and administrative expenses           		63,241

                                                       	$	86,948


4.	Accounts Receivable

Accounts receivable are summarized as follows:

June 30,                                                 		1998

Trade receivables                                       $ 365,540
Other receivables                                           1,500

                                                          367,040

Less allowance for doubtful accounts                       25,000

Net accounts receivable                                	$ 342,040


5.	Inventories

Inventories are summarized as follows:


June 30,                                                    1998

Raw materials                                           $ 141,799
Work-in-process                                            21,008
Finished goods                                            159,899

                                                        $ 322,706


6.	Furniture and Equipment

Major classes of furniture and equipment consist of the following:

June 30,                                                  		1998

Equipment                                               $ 308,305
Furniture                                                 177,373
Tooling                                                   614,972
Leasehold improvements                                     15,782

                                                        1,116,432

Less accumulated depreciation and amortization            865,741

                                                      	$  250,691


Depreciation expense amounted to approximately $82,000 and $92,000 in 1999 and 1998, respectively.


7.	Leases

The Company leased its facility under a five year lease agreement which will expire October 31, 2001. As of May 12, 1999, Biosensor Corporation assumed all of the Company's obligations under this lease.

The Company also leased equipment under agreements with varying monthly payment amounts. The terms of the leases ranged from 36 to 60 months.

Rent expense under these operating leases amounted to approximately $91,000 and $116,000 in 1999 and 1998, respectively.


8.	Related Parties

The Company had sales of approximately $88,000 in 1998 to Nishimoto Sangyo Company, Ltd., a former stockholder. At June 30, 1998, there were no outstanding receivables related to these sales.

The following related party transactions occurred by and between the Company and Biosensor and its subsidiaries.

The Company purchased approximately $376,000 and $240,000 of finished goods from Braemar, a wholly-owned subsidiary of Biosensor in 1999 and 1998, respectively. In addition, approximately $88,000 of receivables from Braemar were offset against additional overdue amounts owed by the Company to Braemar. The balance due of approximately $210,000 remained due to Braemar by the Company under the Plan of Reorganization filed under Chapter 11. The June 30, 1998 accounts payable balance to Braemer was approximately $146,000.

The Company purchased approximately $145,000 of inventory from Biosensor. The Company has not paid Biosensor for these inventory purchases. At various times during 1999, Biosensor extended cash advances and loans to the Company to enable the Company to meet payroll and other time critical cash needs. These advances and loans, which were not evidenced by notes, totaled approximately $248,000. The entire amount of the inventory purchases, advances and loans remained due to Biosensor by the Company under the Plan of Reorganization field under Chapter 11.

Biosensor and its subsidiaries agreed not to participate in distributions of payments toward unsecured claims, although their claims exceeded unsecured claims by all nonaffiliated creditors combined. Biosensor and subsidiaries claims totaled approximately $603,000.


9.	Notes Payable and Long-Term Debt

As of June 30, 1999, the Company has no outstanding notes payable or long-term debt. Pursuant to the Plan of Reorganization filed under Chapter 11, the Company sold all its assets to Biosensor and Biosensor assumed all of the secured debt of the Company (as noted below).


As of June 30, 1998, the Company had $295,798 outstanding under a line-of-credit arrangement. The line-of-credit was limited to the lesser of $750,000 or the sum of 80% of eligible receivables and 100% of eligible inventories (capped at $130,000). The line bears interest at 2% plus the greater of the prime rate or 7%. The line was due on December 31, 1998, and was secured by substantially all assets of the Company. However, the Company was in violation of certain covenants, including the minimum net working capital, location of inventory, delivery of audited financial statements and minimum tangible net worth requirements. The lender had waived the covenant violations through December 31, 1998, except for location of inventory.

The Company's loan agreement had been in substantial default since December 31, 1998 and the lender had agreed to continue to lend against receivables and inventory until the sale of assets on the condition that Biosensor guarantee the post petition debt.

As of June 30, 1998, the Company had $150,000 outstanding on a loan agreement with Carolina Medical Inc. (which merged into Biosensor). The loan bears interest at a 12% annual rate and was payable on or before January 1, 2000. The note was secured by accounts receivables and certain inventories.

The Company had a long-term note in the amount of $40,279 as of June 30, 1998. The note was to be repaid in 48 monthly installments of $2,000, including interest at 11% and was secured by furniture and equipment.

In addition, the Company had $9,740 outstanding on two notes as of June 30, 1998 relating to prior royalty agreements. The notes were paid in full during 1999.


10.	Income Taxes

The components of the net deferred tax assets and liabilities were as follows:

June 30,                                     	         	1999       		1998

Deferred tax liabilities:
  Excess tax over book depreciation                   $    	-     $		(76,823)
  Software costs                                            -        (16,427)
                                                            -        (93,250)

Deferred tax assets:
  Capitalized inventory costs and
    valuation allowances expensed
    for financial statement purposes                        -         43,490
  Reserve for bad debt not
    deductible for tax purposes                             -          9,750
  Accrued vacation and other
    liabilities not deductible for
    tax purposes                                            -         21,445
  General business tax credits                           170,115     170,115
  Operating loss carryforwards                         1,455,937   1,581,629

                                                       1,626,052   1,826,429
                                                       1,626,052   1,733,179

Less valuation allowance                              (1,626,052) (1,733,179)

                                                      $     	-    $	   	-


The Company had total net operating loss carryforwards of approximately $3.7 million available at June 30, 1999, which may be offset against future taxable income through 2013. The eventual utilization of these tax loss carryforwards will be limited due to the changes in the ownership of the Company. As a result of uncertainties regarding the Company's ability to realize its deferred tax assets, valuation allowances equal to the entire amount of such net assets have been recorded at June 30, 1999 and 1998. No income tax expense is reflected in the statement of operations for 1999 due to the utilization of loss carryforwards.


11.	Stock Options

The Company has reserved 750,000 shares of authorized common stock for issuance pursuant to the terms of an Incentive Stock Option Plan.

Stock options are granted at prices not less than 100% of the fair market value of common shares at the date of the grant and expire five years from the date of grant. On May 12, 1999, all employees of the Company that were terminated, became employees of Biosensor. Pursuant to the terms of the Incentive Stock Option Plan, the employee stock options expired 90 days after the date of employee termination. Stock option activity during 1999 and 1998 is as follows:


                                           Exercise Price
                               Number shares     Weighted average
                                                    per share        		Total

Outstanding at
June 30, 1997                     335,500           	$	.3318       	$111,150
Granted                           400,000            		.1750          70,000
Canceled                         (132,500)           		.2583         (34,225)

Outstanding at
June 30, 1998                     602,500          	 $ .2439       	$146,925

Outstanding at
June 30, 1999                     602,500           	$	.2439       	$146,925


The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

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


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                                                  		1998

Dividend yield                                                        0%
Expected volatility                                                 125%
Risk free interest rate                                             6.3%
An expected life                                                  5 years


12.	Commitments and Contingencies

The Company had not obtained product liability insurance to date due to the prohibitive cost. The nature and extent of liability for product defect is uncertain. There are no known product liability claims and management presently believes that there is no material risk of loss to the Company from product liability claims against the Company. As of May 12, 1999, Biosensor Corporation assumed all of the Company's product liabilities.

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


13.	Significant Customer

The percentages of the Company's sales to certain major customers are as follows:

                                                       	1999          	1998
Percent of Sales for years ended June 30,
 Customer                                                 7%           	11%

Accounts Receivable as of June 30,
 Customer                                             $   -         $	98,000


14.	Capital Stock 	Transactions

During 1993, the Company authorized 4,000 shares of Class A Preferred Stock, no par value, of which 2,000 shares were issued to Nishimoto Sangyo
Company, Ltd. (Nishimoto). The Class A Preferred Stock calls for cumulative dividends of $50 per share per year and has a liquidation preference of $1,000 per share. In addition, interest is accrued on all unpaid dividends at a rate of 10% per annum. The Company is required to pay all dividends on the preferred stock prior to declaring or paying a dividend to common stock-holders.

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

On January 12, 1996, Carolina Medical purchased 750,000 shares of the Company's authorized but previously unissued common stock for $150,000. Biotel International, Inc. (BII), a holding company that owned a majority interest in Carolina Medical's stock, purchased an additional 1,400,000 shares of the Company's common stock on March 29, 1996, for $280,000.

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

In October 1997, the Company entered into a stock purchase agreement with BII to sell an additional 850,000 shares of its common stock to BII for $198,927 in cash and other consideration. Effective with the issuance of the additional shares, BII and Carolina Medical collectively owned
50.3% of the outstanding common stock of the Company. In December 1997, BII was merged into Carolina Medical.

In May 1998, Carolina Medical Inc. acquired by the issuance of stock, 300,000 shares of common stock previously owned by Nishimoto increasing Carolina Medical's ownership to 55.3% of the outstanding common stock of the Company.

During May and June 1998, Carolina Medical issued stock to acquire all of the issued and outstanding preferred stock, totaling 2,377 shares, 2,217 shares previously owned by Nishimoto and 160 shares previously owned by SCANA, including all unpaid dividends of $162,981.


In May 1998, Nishimoto sold their common and preferred stock in the Company in exchange for shares of Carolina Medical Inc. This transaction brought Carolina Medical's ownership in the Company to 55.3% of the common stock and 93.3% of the preferred stock of the Company issued and outstanding. In June 1998, Carolina Medical purchased from SCANA the remaining 160 shares of preferred stock in the Company. As of June 30, 1998, dividends on the preferred stock of $162,981 were owed to Carolina Medical by the Company.

In July 1998, the Company's board approved a plan to sell the Company's
MICROS QV product line to Carolina Medical in exchange for all the 2,377 shares of Preferred Stock in the Company (having a face value of $2,377,000), and the unpaid dividends of $162,981. In October 1998, the Plan that had been approved by both Companies' Boards was completed, and all of the shares of the Company's Preferred Stock were retired.

In July 1998, Carolina Medical Inc., a majority holder of the Company's common stock, was merged into and with CMI of Minnesota (CMI). CMI also owns Braemar, Inc., a North Carolina corporation with operations in Minnesota. On July 23, 1998, all of outstanding shares of CMI were acquired by Biosensor Corporation (Biosensor) pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor, dated May 29, 1998. Because the former shareholders of CMI effectively control Biosensor after the transaction, the transaction will be recorded as a "reverse acquisition" whereby CMI was deemed to have acquired Biosensor.

On May 23, 1999, the stockholders of Biosensor voted to change the name of Biosensor Corporation to BIOTEL, Inc. Therefore, the Company is a 55.3% owned subsidiary of BIOTEL, Inc.


15.	Employee Benefits

The Company had a defined contribution 401(k) plan covering substantially all employees. Participants may contribute up to 15% of their annual compensation to the plan. The Company had the discretion to match 25% of a participant's contribution up to 4% of salary. There were no Company contributions for the years ended June 30, 1999 and 1998. On May 12, 1999 all employees of the Company were terminated and became employees of Advanced Biosensor.


16.	Subsequent Events

In October 1999, BIOTEL, Inc. entered into discussions with Loomco International, Inc. and others regarding the possibility of BIOTEL, Inc. selling its 3,300,000 common stock shares of the Registrant. All of the current Directors of the Registrant have agreed to resign if the sale by BIOTEL of the majority stock position is completed.