Form 10QSB
period 1999-09-30
ADVANCED MEDICAL PRODUCTS INC
filed 1999-11-12
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.   20549
                                 FORM 10-QSB

(mark one)
__X___Quarterly report under Section 13 or 15 of the Securities
Exchange Act of 1934.

For the quarterly period ended September 30, 1999.

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

YES __X___    NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
5,962,495 at  November 8, 1999.


                          PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                          Advanced Medical Products Inc.
                                 Balance Sheet

			  				                                      Sept. 30, 1999   June 30, 1999
							                                          (unaudited)
CURRENT ASSETS:
Cash                                            $   2,289        $   64,073
Total Current Assets                                2,289            64,073

      Total Assets                                  2,289            64,073

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:							                            -               -
     Total Current Liabilities                         -               -

Liabilities Subject to Compromise					             25,163 	        	 86,948
     Total Liabilities                             25,163            86,948

Stockholders' Equity:
Common Stock, $0.01 par value; authorized 7,000,000
  shares, 5,962,495 shares issued and outstanding at
  September 30, 1999 and at June 30, 1999.		       59,625            59,625

Additional Paid-In Capital                      4,813,468         4,813,468

Accumulated Deficit                            (4,895,968)       (4,895,968)

Total Stockholders' Equity (Deficit)              (22,875)          (22,875)

     Total Liabilities and Stockholders Equity $    2,289         $   64,073




The accompanying notes are an integral part of these financial statements.







                       Advanced Medical Products Inc.
               Statement of Operations and Accumulated Deficit


           										                            Three Months Ended
			  				                                 Sept. 30, 1999      Sept. 30, 1998
	                                				      (unaudited)         (unaudited)

Net Sales                                  $   -0-               $ 675,282
Cost of Sales                                  -0-                 359,370
     Gross Profit                              -0-                 315,912

Selling, General and Administrative            -0-                 330,321
Research and Development                       -0-                  40,289
Interest Expenses                              -0-                  20,864
     Income Before Income Taxes                -0-                 (75,562)
Provision For Income Taxes                     -0-                     -0-
     Net Income                                -0-                 (75,562)

Accumulated Deficit -
   Beginning of Period                    (4,813,468)           (5,218,251)

Accumulated Deficit - End of Period      $(4,813,468)          $(5,293,813)

Net Income (Loss) Applicable to
  Common Shares                          $    -0-              $(   75,562)

Earnings Per Share Data:  (Note 8)
     Net Income (Loss)                   $    -0-              $(     0.01)

Weighted Average Number of Common
  Shares Outstanding                      5,962,495              5,962,495











The accompanying notes are an integral part of these financial statements.




                          Advanced Medical Products Inc.
                             Statement of Cash Flows


                                                   Three Months Ended
			  				                                Sept. 30, 1999       Sept. 30, 1998
	                                				      (unaudited)         (unaudited)

Cash flows from operating activities:
Net Income                                	    -0-           		 $  (75,562)
  Cash provided (used) by operating activities:
     Depreciation and amortization             -0-           		     39,219
     Provision for doubtful accounts           -0-         		        6,000
     Change in assets and liabilities:
        Accounts receivable                    -0-		              (155,678)
        Inventory                              -0-          			    (32,246)
        Other assets                           -0-                  13,348
        Accounts payable                       -0-           			   146,730
        Other current liabilities              -0-          			     (8,047)
Total adjustments                              -0-          			      9,326

Net cash provided (used) by operating
  activities                           	       -0-            			  (66,236)


Liabilities subject to compromise
     Cash used to satisfy professional fees
       and administrative expenses					       43,784 		               -0-
     Cash used to pay priority tax claims			  18,000                  -0-

Cash flows used by investing activities:
  Capital expenditures                          -0-         		        -0-
  Capitalization of software costs              -0-             		(  6,040)
Net cash used by investing activities           -0-             		(  6,040)
Cash flows provided (used) by financing
  activities:
  Net increase in short term notes              -0-           			    39,400
  Payments on long-term debt                    -0-                 (13,398)
Net cash provided (used) by financing
  activities                                    -0-			               26,002
Net increase (decrease) in cash              (61,784)            		 (46,274)
Cash, beginning of period                     64,073                 82,087

Cash, end of period                        $   2,289              $  35,813
Supplemental disclosures
of cash flow information:
  Cash paid during the period for:
     Interest                                    -0-		            $  20,200
     Income taxes                                -0-                   -0-


The accompanying notes are an integral part of these financial statements.


                      Advanced Medical Products Inc.
                       Notes to Financial Statements

1.	Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


2.	Bankruptcy
On March 23, 1999, after reporting that, for the quarter ended December 31, 1998 the Company had net losses of $373,173 of which $130,000 was as a result of the distributor in Europe, Kontron Instruments Ltd. filing for Administrative Receivership, Advanced Medical Products,
Inc. filed a motion with the Federal Bankruptcy Court, District of South Carolina, for an order authorizing the sale of all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances, pursuant to 11 U.S.C. Section 363 of the bankruptcy code.

Advanced Medical Products, Inc. continued to operate as debtor in possession, pending sale of the assets. Emergent
Asset Based Lending, L.L.C., Advanced Medical's principle secured lender whose loan agreement had been in default since December 1998, agreed to continue to lend against receivables and inventory only based on Biosensor
Corporation would guarantee the debt. As of March 22, 1999, $ 253,446 was borrowed by Advanced Medical under this agreement. As of September 30, 1999 Advanced Medial had no obligation to Emergent under this agreement as the loan was assumed by Biosensor on May 11, 1999.

 On May 3, 1999, the United State Bankruptcy Court for the
District of South Carolina entered an order approving the
Disclosure Statement filed on March 23, 1999, fixing June
11, 1999 as the last day for filing ballots accepting or
rejecting the Plan of Reorganization, and setting June 21,
1999 as the date of the hearing on the confirmation of the
Plan.  On May 11, 1999, pursuant to a court order entered
on May 10, 1999 in the Federal Bankruptcy Court for the
District of South Carolina, Advanced Medical Products, Inc.
sold all assets, including equipment, inventory, and
accounts receivable, outside the ordinary course of
business, free and clear of all liens and encumbrances and
other interests, pursuant to 11 U.S.C. Section 363 of the
bankruptcy code.   Biosensor Corporation, the Company's
majority shareholder, purchased the assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. In addition, Biosensor made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biosensor and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of Advanced Medical purchased by Biosensor were consolidated with the operating assets and liabilities of Biosensor, and the assets and liabilities of Diagnostic
Monitoring, purchased by Biosensor from Cardiac Science
Inc. on December 31, 1998, into Advanced Biosensor, Inc., a new wholly owned subsidiary of Biosensor, which also agreed to assume Advanced Medical's lease obligations and to continue to operate the business at the present Columbia, SC location.

At a hearing held on June 21, 1999 the Plan of Reorganization, as amended, was confirmed. The Plan had previously been approved by all classes of creditors. On June 29, 1999 the United State Bankruptcy Court for the District of South Carolina entered an order confirming the Plan of Reorganization.

The Chapter 11 bankruptcy estate of Advanced Medical Products, Inc. has been fully administered. The Company filed the Final Report in Chapter 11 Proceeding with the Court on October 5, 1999, and the Final Decree closing the bankruptcy case was issued by the Court on November 10, 1999.

3. Related Party Transactions
Biosensor Corporation, the Company's majority shareholder, purchased all of the Company's assets, free and clear of all liens and encumbrances, and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. In addition, Biosensor made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biosensor and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of the Company, effective May 12, 1999, were consolidated with the operating assets and liabilities of Biosensor, and the assets and liabilities of Diagnostic Monitoring purchased by Biosensor from Cardiac Science Inc. on December 31, 1998, into Advanced Biosensor, Inc., a new wholly owned subsidiary of Biosensor, which also agreed to assume Advanced Medical's lease obligations and to continue to operate the business at the present Columbia, SC location.

4. Capital Stock Transactions
On January 12, 1996 Carolina Medical, Inc., a privately held medical device manufacturing company located in King, North Carolina, purchased 750,000 shares of Advanced Medical Products, Inc.'s authorized but un-issued common stock for $150,000. Biotel International, Inc., a holding company (which was subsequently acquired by Carolina Medical) purchased an additional 1,400,000 shares of Advanced Medical's common stock on March 29, 1996 for $280,000. On October 20, 1997 the Company entered into a Stock Purchase Agreement with Carolina Medical, Inc., selling an additional 850,000 shares of common stock of Advanced Medical Products, Inc. to Carolina Medical, Inc. for $263,500. Of this amount, $183,500 was paid to the Company in November and the balance was structured as a note, which was paid by April 30, 1998. This stock purchase increased Carolina Medical's ownership in the Company to 3,000,000 shares or 50.3 percent of the 5,962,495 issued and outstanding common stock shares.

Registrant has 4,000 shares of authorized Class A Preferred Stock, no par value, of which no shares are currently issued
and outstanding.   A total of 2,377 Class A Preferred Stock
shares had been issued by the Company between 1992 and 1996. The terms of the Class A Preferred Stock entitled the holder thereof to cash dividends at the rate of $50.00 per annum per share. Dividends on such shares are cumulative. Such dividends are payable annually in arrears. Since December 31, 1997 the Company had been in violation of its preferred stock agreements with Nishimoto-Sangyo Company, Ltd. and SCANA Corporation, the Company's two preferred stockholders. These two preferred stock agreements required that an annual dividend of $50 per $1,000 of the face value of the preferred stock be declared and paid at the end of each calendar year. However, the Company had deficits in both retained earnings and stockholders equity at December 31, 1997 and therefore under Delaware law could not legally declare a dividend. Nishimoto-Sangyo was unwilling to convert unpaid dividends into additional common or preferred shares of Advanced
Medical, as they had done in prior years, but in May 1998 Nishimoto sold their common and preferred stock in the Company in exchange for shares of Carolina Medical, Inc.
This transaction brought Carolina Medical's ownership in the Company to 55.3% of the common stock and 93.3% of the preferred stock of the Company issued and outstanding. In
June 1998 Carolina Medical purchased from SCANA the remaining 160 shares of preferred stock in the Company. As of June 30, 1998, dividends on the preferred stock of $162,981 were owed to Carolina Medical by the Company. Carolina Medical Inc., a North Carolina corporation, was merged with and into CMI of Minnesota, ("CMI"), a Minnesota corporation. CMI also owned Braemar, Inc., a North Carolina corporation operating in Minneapolis, MN that develops, manufactures and markets tape recording devices for ambulatory ECG monitoring devices, digital Holter monitors and event recorders. On
July 23, 1998, Biosensor Corporation, a Minneapolis corporation, acquired all of the outstanding shares of CMI of Minnesota, pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. On May 23,
1999 stockholders of Biosensor Corporation voted to change the name of Biosensor Corporation to BIOTEL Inc., the company that now owns 55.3% of the common stock of the Company.

In July 1998, the Company's board approved a plan to sell the Company's MICROS QV product line to Carolina Medical in exchange for all of the 2,377 shares of Preferred Stock in the Company (having a face value, at original cost, of $2,377,000), and the unpaid dividends of $162,981.
In October 1998 the exchange of the product line for all of the shares of the Company's Preferred Stock issued and outstanding was completed and the shares were retired.

5.	Per Share Earnings
Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share did not include the impact of outstanding options since it was not significant.

 6.	Subsequent Events
In October 1999, BIOTEL, Inc. entered into discussions with Loomco International and others regarding the possibility of BIOTEL selling its 3,300,000 common stock shares of the Registrant. All of the current Directors of the Registrant have agreed to resign if the sale by BIOTEL of the majority stock position of the Registrant's common stock is completed.




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

Results of Operations
The Company had no operations and no sales for the three months ended September 30, 1999. There were no selling, general and administrative expenses and no research and development costs, and there was no profit or loss.

The Company's gross profit margin for the three months ended September 30, 1998 was 47% of net sales. Selling, general and administrative expenses of $330,329 for the three months ended September 30, 1998 were 49% of net sales.

Research and development costs during the quarter ended
September 30, 1998 were 6% of sales

Net loss applicable to common shares for the quarter ended
September 30, 1998 was $75,562.

During the first three months ended September 30, 1999, cash decreased by $61,784 and liabilities decreased by $61,784 as administrative expenses and priority claims were paid by the debtor in possession. During the three months ended September 30, 1998, accounts receivable increased by $149,678 due to the higher level of sales, inventory increased from $322,706 to $354,493, and current notes and accounts payable increased by $39,400 and $146,730 respectively.

Liquidity and Capital Resources
The Company ceased operations on May 11, 1999. The cash available on September 30, 1999 of $2,289 was insufficient to meet remaining priority claims totaling $25,163. No capital resources are available to the Company, and there is no liquidity.


PART II - OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K

(a) Exhibits - None
(b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter for which this report is filed. However, a report was filed on Form 8-K on October 18, 1999 regarding the US 11 363 sale of the Company's assets through the U.S. Bankruptcy Court, District of South Carolina.




SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



						                      Advanced Medical Products, Inc.
								                             (Registrant)


                       					By:    GEORGE L. DOWN
						                             George L. Down, President


Dated:  November 12, 1999