Form 10QSB
period 1999-12-31
ADVANCED MEDICAL PRODUCTS INC
filed 2000-01-12
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C.   20549
                                     FORM 10-QSB

(mark one)
__X___Quarterly report under Section 13 or 15 of the Securities
Exchange Act of 1934.

For the quarterly period ended December 30, 1999.

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

YES __X___    NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
5,962,495 at  January 10, 2000.                         .


                          PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                          Advanced Medical Products Inc.
                               Balance Sheet

			  				                                Dec. 31, 1999         June 30, 1999
							                                   (unaudited)
CURRENT ASSETS:
Cash                                 					$   1,155              $   64,073
Total Current Assets                          1,155                  64,073

      Total Assets                            1,155                  64,073

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:							                    -0-                     -0-
     Total Current Liabilities                 -0-                     -0-

Liabilities Subject to Compromise					       24,030                  86,948
     Total Liabilities                       24,030                  86,948

Stockholders' Equity:
Common Stock, $0.01 par value; authorized 7,000,000
  shares, 5,962,495 shares issued and outstanding at
  September 30, 1999 and at June 30, 1999.
                                             59,625                  59,625

Additional Paid-In Capital                4,813,468               4,813,468

Accumulated Deficit                      (4,895,968)             (4,895,968)

Total Stockholders' Equity (Deficit)        (22,875)                (22,875)

     Total Liabilities and
        Stockholders Equity             $     1,155             $    64,023




The accompanying notes are an integral part of these financial statements.







                         Advanced Medical Products Inc.
                 Statement of Operations and Accumulated Deficit


           										                               Three Months Ended
			  				                                  Dec. 31, 1999       Dec. 31, 1998
	                                				       (unaudited)         (unaudited)

Net Sales                                   $       -0-          $ 694,448
Cost of Sales                                       -0-            423,171
     Gross Profit                                   -0-            271,277

Selling, General and Administrative                 -0-            410,123
Allowance for Doubtful Accounts				                 -0-	           160,686
Research and Development                            -0-             43,892
Interest Expenses                                   -0-             29,749
     Income Before Income Taxes                     -0-           (373,173)
Provision For Income Taxes                          -0-                -0-
     Net Income                                     -0-           (373,173)

Accumulated Deficit - Beginning of Period   $(4,895,968)        (5,293,812)

Accumulated Deficit - End of Period         $(4,895,968)       $(5,666,985)

Net Income (Loss) Applicable to
    Common Shares                           $       -0-        $(  373,173)

Earnings Per Share Data:  (Note 8)
     Net Income (Loss)                      $       -0-        $(     0.06)

Weighted Average Number of Common
  Shares Outstanding                          5,962,495           5,962,495











The accompanying notes are an integral part of these financial statements.



                       Advanced Medical Products Inc.
              Statement of Operations and Accumulated Deficit


           								                               Six Months Ended
			  				                              Dec. 31, 1999          Dec. 31, 1998
	                                				   (unaudited)            (unaudited)

Net Sales                               $      -0-             $ 1,369,730
Cost of Sales                                  -0-                 782,541
     Gross Profit                              -0-                 587,189

Selling, General and Administrative            -0-                 734,494
Allowance for Doubtful Accounts				            -0- 	               166,636
Research and Development                       -0-                  84,181
Interest Expenses                              -0-                  50,613
     Income Before Income Taxes                -0-                (448,735)
Provision For Income Taxes                     -0-                     -0-
     Net Income                                -0-                (448,735)

Accumulated Deficit -
  Beginning of Period                  $  (4,895,968)         $ (5,218,251)

Accumulated Deficit - End of Period    $  (4,895,968)         $ (5,666,986)

Net Income (Loss) Applicable to
  Common Shares                        $       -0-            $   (448,735)

Earnings Per Share Data:
     Net Income (Loss)  (Note 8)       $       -0-            $      (0.08)

Weighted Average Number of Common
  Shares Outstanding                      5,962,495              5,962,495











The accompanying notes are an integral part of these financial statements.



                      Advanced Medical Products Inc.
                        Statement of Cash Flows

                                                       Six Months Ended
			  				                                    Dec. 31, 1999     Dec. 31, 1998
                                              (unaudited)       (unaudited)
Cash flows from operating activities:
Net income (loss)                             $     -0-         $ (  448,735)
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation and amortization                  -0-               76,313
     Allowance for doubtful accounts                -0-              166,686
     Change in assets and liabilities:
        Accounts receivable                         -0-             (280,968)
        Inventory                                   -0-             (    373)
        Other assets                                -0-               20,371
        Accounts payable                       (62,918)              169,342
        Other current liabilities                   -0-               54,938
Total adjustments                              (62,918)              206,309

Net cash provided (used) by
  operating activities                          62,918              (242,426)

Cash flows used by investing activities:
  Capital expenditures                              -0-                  -0-
  Proceeds from sale of equipment                   -0-                  -0-
  Capitalization of software costs                  -0-             (  9,044)
Net cash used by investing activities               -0-             (  9,044)
Cash flows provided (used) by financing activities:
  Net proceeds from sale of common stock            -0-                  -0-
  Net proceeds (payments) on short term debt        -0-              258,140
Payments on long-term debt                          -0-             ( 19,940)
Net cash provided (used) by financing activities    -0-              238,200
Net increase (decrease) in cash                 (62,918)            ( 13,270)
Cash, beginning of period                        64,073               82,087
Cash, end of period                            $  1,155            $  68,817
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest:    $    -0-            $  36,040

  Supplemental schedule of non-cash investing
  and financing activities: (Note 7)
     Sale of inventory						                        -0-	          $   125,132
     Elimination of accrued dividends			        	   -0-	          $  (162,981)
     Additional paid in capital  				         	     -0-           $ 2,327,259
     Reduction of Preferred Stock			        	       -0-           $(2,289,710)

The accompanying notes are an integral part of these financial statements.


                        Advanced Medical Products Inc.
                        Notes to Financial Statements

1.	Basis of Presentation
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

3.	Bankruptcy
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

Advanced Medical Products, Inc. continued to operate as debtor in possession, pending sale of the assets. Emergent Asset
Based Lending, L.L.C., Advanced Medical's principle secured lender whose loan agreement had been in default since December 1998, agreed to continue to lend against receivables and inventory only if Biosensor Corporation would guarantee the debt. As of March 22, 1999, $ 253,446 was borrowed by
Advanced Medical under this agreement.  As of September 30,
1999 Advanced Medial had no obligation to Emergent under this agreement, as the loan was assumed by Biosensor on May 11, 1999.

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

The Chapter 11 bankruptcy estate of Advanced Medical Products, Inc. has been fully administered. The Company filed the Final Report in Chapter 11 Proceeding with the Court on October 5, 1999, and the Final Decree closing the bankruptcy case was issued by the Court on November 9, 1999.

4.  Related Party Transactions
Biosensor Corporation, the Company's majority shareholder, purchased all of the Company's assets, free and clear of all liens and encumbrances, and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. In addition, Biosensor made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biosensor and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of the Company, effective
May 12, 1999, were consolidated with the operating assets and liabilities of Biosensor, and the assets and liabilities of Diagnostic Monitoring purchased by Biosensor from Cardiac
Science Inc. on December 31, 1998, into Advanced Biosensor,
Inc., a new wholly owned subsidiary of Biosensor, which also agreed to assume Advanced Medical's lease obligations and to continue to operate the business at the present Columbia, SC location.

5.  Capital Stock Transactions
On January 12, 1996 Carolina Medical, Inc., a privately held medical device manufacturing company located in King, North Carolina, purchased 750,000 shares of Advanced Medical Products, Inc.'s authorized but un-issued common stock for $150,000.
Biotel International, Inc., a holding company (which was subsequently acquired by Carolina Medical) purchased an additional 1,400,000 shares of Advanced Medical's common stock on March 29, 1996 for $280,000. On October 20, 1997 the Company entered into a Stock Purchase Agreement with Carolina Medical,
Inc., selling an additional 850,000 shares of common stock of Advanced Medical Products, Inc. to Carolina Medical, Inc. for $263,500. Of this amount, $183,500 was paid to the Company in November and the balance was structured as a note, which was paid by April 30, 1998. This stock purchase increased Carolina Medical's ownership in the Company to 3,000,000 shares or 50.3 percent of the 5,962,495 issued and outstanding common stock shares.

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

The Company has been advised that since October 1999, BIOTEL, Inc. has had discussions with several parties regarding the possibility of BIOTEL selling its 3,300,000 common stock shares of the Company, or voting its majority shares in the Company in favor of a reverse merger. Management of the Company has entered into discussions with several potential merger partners. No agreement has been reached with any party at the time of this filing, however BIOTEL intends to continue to pursue the possibility of selling all or part of its holdings in the Company to a third party, or approving a reverse merger, and the Company intends to continue discussions with interested potential merger partners. Potential buyers of the majority position in the Company's stock have also indicated that their interest is in merging a privately held company into the Company in a "reverse merger.

The Board of Directors of Advanced Medical Products Inc. has approved and recommended certain changes in the Company's Certificate of Incorporation to better position the Company to seek a reverse merger with a privately held company in an attempt to recover some value for the Advanced Medical Products, Inc. stockholders. An information Statement filed on December 27, 1999 with the Securities and Exchange Commission in connection with corporate actions authorized by written consent, without a meeting, by holders of a majority of the outstanding Common Stock of the Company entitled to vote thereon, included: 1.) a Name Change to ADVA International Inc., 2.) a 1 share for 10 shares Reverse Stock Split, 3.) Authorization of Additional Common, and 4.) a New
Class B Preferred Stock.   Notice of the Information Statement
was mailed to shareholders on or about January 7, 2000.

There can be no assurances, however, that the foregoing effects will occur or that the market price of the Common Stock immediately after implementation of the proposed Reverse Stock Split will be maintained for any period of time, or that such market price will approximate ten times the market price before the proposed Reverse Stock Split, or that a suitable reverse merger partner can be timely located, or that a suitable reverse merger transaction can be successfully
negotiated or completed.   All of the current Directors of the
Company have agreed to resign if their resignation is requested in order to facilitate a possible reverse merger that could create value for the Company's stockholders.


ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

Forward Looking Statements
This and other sections of this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the Company's expectations concerning future events, including whether changes in the Company's Certificate of Incorporation will occur, or that the market price of the Common Stock immediately after implementation of the proposed Reverse Stock Split will be maintained for any period of time, or that such market price will approximate ten times the market price before the proposed Reverse Stock Split, or that a suitable reverse merger partner can be timely located, or that a suitable reverse merger transaction can be successfully negotiated or completed. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's and other parties' future performance that may cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made herein or from time to time by or on behalf of the Company.

The following discussion should be read in conjunction with the accompanying Financial Statements, including the notes thereto, appearing elsewhere herein.

Results of Operations
The Company has ceased operations and had no operations and no sales for the three months or six months ended December 31, 1999. There were no selling, general and administrative expenses and no research and development costs, and there was no profit or loss.

The Company's gross profit margin for the three months ended
December 31, 1998 was 39 % of net sales. Selling, general and administrative expenses, not including bad debt writeoffs, for the three months ended December 31, 1998 were 59.3% of net sales.

Research and development costs for the quarter ended December
31, 1998 were 6.3% of sales.

Net loss applicable to common shares for the quarter ended
December 31, 1998 was $0.06.

During the first three months ended December 31, 1999, cash decreased by $62,918 and liabilities decreased by $62,918 as administrative expenses and priority claims were paid by the debtor in possession.

Liquidity and Capital Resources
The Company ceased operations on May 11, 1999. The cash available on December 31, 1999 of $1,155 was insufficient to meet remaining priority claims totaling approximately $ 24,030. No capital resources are presently available to the Company, and there is no liquidity.


PART II - OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K

(a) Exhibits - None
(b) Reports on Form 8-K -  A report was filed on Form
8-K on October 18, 1999 regarding the US 11 363 sale of the Company's assets through the U.S. Bankruptcy Court, District of South Carolina.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                         						Advanced Medical Products, Inc.
								                       (Registrant)


                          					By:       GEORGE L. DOWN
						                              George L. Down, President
Dated:  January 10, 2000