Form 10QSB
period 2000-03-31
ADVANCED MEDICAL PRODUCTS INC
filed 2000-04-12
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.   20549
                                 FORM 10-QSB

(mark one)
__X___Quarterly report under Section 13 or 15 of the Securities Exchange Act of 1934.

             For the quarterly period ended March 31, 2000

______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the transition period from ______ to ______

                     Commission file number 0-16341

                         ADVA International Inc.
(Exact name of small business issuer as specified in its charter)

6 Woodcross Drive, Columbia, South Carolina                  29212
(Address of principal executive offices)                  (Zip code)

                            (803) 407-3044
           (Issuer's telephone number, including area code)

                      ADVANCED MEDICAL PRODUCTS, INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES __X____    NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:      716,250 at
March 31, 2000.











PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                         ADVA International Inc.
                              Balance Sheet


               			  				                    March 31, 2000    June 30, 1999
							                                      (unaudited)

ASSETS

CURRENT ASSETS:
Cash                                 					   $     47          $    64,073
Total Current Assets                               47               64,073

      Total Assets                                 47               64,073

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:							                       -0-                  -0-
     Total Current Liabilities                    -0-                  -0-

Liabilities Subject to Compromise				           22,922 	            86,948
     Total Liabilities                          22,922              86,948

Stockholders' Equity:
 Common Stock: $.001 par value,  authorized
 20,000,000  shares, 716,250 shares issued
 and outstanding at March 31, 2000 following
 a 1 for 10 reverse stock split; $0.10 par
 value, authorized 700,000 shares ,  596,250
 shares issued and outstanding at June 30,
 1999 (adjusted for a 1 for 10 reverse stock
 split on March 13, 2000, Note 4).                 716              59,625

Additional Paid-In Capital                   4,950,377           4,813,468

Accumulated Deficit                         (4,973,968)         (4,895,968)

Total Stockholders' Equity (Deficit)           (22,875)            (22,875)

Total Liabilities and Stockholders Equity   $       47          $   64,023





The accompanying notes are an integral part of these financial statements.



                           ADVA International Inc.
              Statement of Operations and Accumulated Deficit


           										                             Three Months Ended
			  				                                 March 31, 1999     March  31, 1999
	                                				       (unaudited)        (unaudited)

Net Sales                                  $      -0-  	       $    575,779
Cost of Sales                                     -0-               312,478
     Gross Profit                                 -0-	              263,292

Selling, General and Administrative
  Expenses (Note 5)                            78,000               250,443
Research and Development                          -0-                26,707
Interest Expenses                                 -0-                20,404
     Income Before Income Taxes             (  78,000)          (    34,262)
Provision For Income Taxes                        -0-                   -0-
     Net Income                             (  78,000)          (    34,262)

Accumulated Deficit - Beginning of Period  (4,895,968)           (5,666,985)

Accumulated Deficit - End of Period        (4,973,968)          $(5,701,247)

Net Income (Loss) Applicable to
  Common Shares                            $ ( 78,000)          $ (  34,262)

Earnings Per Share Data:
 Net Income (Loss)                         $ (   0.13)          $ (    0.06)

Weighted Average Number of Common
Shares Outstanding (adjusted for 1 for
10 reversestock split effective
March 13, 2000) (Note 4)                      606,799               596,250











The accompanying notes are an integral part of these financial statements.



                          ADVA International Inc.
               Statement of Operations and Accumulated Deficit


           								                              Nine Months Ended
			  				                                March 31, 2000      March 31, 1999
	                                				      (unaudited)        (unaudited)

Net Sales                                 $       -0-          $ 1,945,509
Cost of Sales                                     -0-            1,095,028
     Gross Profit                                 -0-              850,481

Selling, General and Administrative
(Note 5)                                       78,000              978,437
Research and Development                          -0-              110,888
Allowance for Doubtful Accounts				               -0-              173,136
Interest Expenses                                 -0-               71,017
     Income Before Income Taxes             (  78,000)            (482,997)
Provision For Income Taxes                        -0-                  -0-
     Net Income                             (  78,000)            (482,997)

Accumulated Deficit - Beginning of Period $(4,895,968)        $ (5,218,251)

Accumulated Deficit - End of Period       $(4,973,968)        $ (5,701,247)

Net Income (Loss) Applicable to
Common Shares                             $  ( 78,000)        $   (482,997)

Earnings Per Share Data:
     Net Income (Loss)                    $     (0.13)        $      (0.81)

Weighted Average Number of Common Shares
Outstanding (adjusted for 1 for 10 reverse
stock split effective March 13, 2000)
(Note 5)                                      599,741              596,250











The accompanying notes are an integral part of these financial statements.




                            ADVA International Inc.
                            Statement of Cash Flows
           	                									                Nine Months Ended
			  				                                    March 31, 2000    March 31, 1999
	                                				         (unaudited)        (unaudited)
Cash flows from operating activities:
Net income (loss)                             $  (  78,000)     $ (  482,997)
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation and amortization                     -0-           113,396
     Allowance for doubtful accounts                   -0-           173,186
     Change in assets and liabilities:
        Accounts receivable                            -0-          (268,170)
        Inventory                                      -0-                70
        Other assets                                   -0-            20,882
        Accounts payable                           (64,026)          253,149
        Other current liabilities                      -0-            79,913
Total adjustments                                  (64,026)          372,426

Net cash provided (used) by operating
activities                                        (325,626)         (110,571)

Cash flows used by investing activities:
  Capital expenditures                                 -0-               -0-
  Proceeds from sale of equipment                      -0-               -0-
  Capitalization of software costs                     -0-          (  9,044)
Net cash used by investing activities                  -0-          (  9,044)
Cash flows provided (used) by financing activities:
  Net proceeds from sale of common stock (Note 5)   78,000               -0-
  Net proceeds (payments) on short-term debt           -0-          ( 91,483)
  Net proceeds (payments) on long-term debt            -0-          ( 25,133)
Net cash provided (used) by financing activities    78,000            66,350
Net increase (decrease) in cash                   ( 64,026)         ( 53,265)
Cash, beginning of period                           64,073            82,087
Cash, end of period                              $      47         $  28,822
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest:      $     -0-         $  51,437

Supplemental schedule of non-cash investing
  and financing activities:
     Sale of inventory						             	                       $   125,132
     Elimination of accrued dividends			                         $  (162,981)
     Additional paid in capital  (Note 5)		                      $ 2,327,259
     Reduction of Preferred Stock			        	                    $(2,289,710)

The accompanying notes are an integral part of these financial statements.


                             ADVA International Inc.

                          Notes to Financial Statements

1.	Basis of Presentation

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

Earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share are adjusted for the effects of a 1 share for 10 shares reverse stock split effective March 13, 2000.

3.	Bankruptcy and Related Party Transactions

On March 23, 1999, Advanced Medical Products, Inc. filed a motion with the Federal Bankruptcy Court, District of South Carolina, for an order authorizing the sale of all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances, pursuant to 11 U.S.C. Section 363 of the bankruptcy code.

Biotel Inc. (Biotel), the Company's majority shareholder, purchased the assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. In addition, Biotel made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biotel and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of Advanced Medical purchased by Biotel were consolidated with the operating assets and liabilities of Biosensor Corporation (whose name was changed to Biotel Inc.), and the assets and liabilities of Diagnostic Monitoring, purchased by Biotel from Cardiac Science Inc. on December 31, 1998, into Advanced Biosensor, Inc., a new wholly owned subsidiary of Biotel, which agreed to assume Advanced Medical's lease obligations and to continue to operate the business at the present Columbia, SC location.

The Chapter 11 bankruptcy estate of Advanced Medical Products, Inc. has been fully administered. The Company filed the Final Report in Chapter 11 Proceeding with the Court on October 5, 1999, and the Final Decree closing the bankruptcy case was issued by the Court on November 9, 1999.

4.	Changes  to Corporate Structure and Related Party Transactions

The Board of Directors of the Company approved and recommended certain changes in the Company's Certificate of Incorporation to better position Advanced Medical Products, a NASD Bulletin Board traded company, to seek a share exchange or reverse merger with a privately held company in an attempt to recover some value for the Company's stockholders. An Information Statement was filed on December 27, 1999 with the Securities and Exchange Commission in connection with corporate actions authorized by written consent, without a meeting, by holders of a majority of the outstanding Common Stock of the Company entitled to vote thereon, which included: 1.) a Name Change to ADVA International Inc., 2.) a one share for ten shares Reverse Stock Split and Change in Par Value to $.001, 3.) Authorization of 20,000,000 Shares of Common Stock, and 4.) Authorization of 6,000 Shares of a New Class B Preferred Stock. The Information Statement was mailed to shareholders on or about January 7, 2000, and all of these approved changes became effective March 13, 2000 upon filing the Certificate of Amendment to the Certificate of Incorporation with the Secretary of the State of Delaware.

On January 21, 2000, the Board of Directors of the Company, believing that it is in the best interest of the stockholders to pursue opportunities to merge a private company into the Company, authorized by unanimous consent the appointment of a committee made up of two members of the Company's Board, one of whom is also an officer and director of Biotel, the chief financial officer of Biotel, and an outside member who is also an outside director of Biotel, (the "Committee") for the purpose of seeking potential reverse merger candidates, reviewing information, negotiating terms of a stock sale and merger or a share exchange, and presenting recommendations to the Company's Board for approval. Whereas the Company has no financial resources to pay employees, directors, advisors or consultants for services, the Board approved the "2000 Consulting Plan", authorizing the issuance of common stock of the Company to members of the Committee, and to one or more outside consultants to assist the committee with the process, as compensation in lieu of cash for these services.

There can be no assurances that the Company, following bankruptcy, can remain viable to do a reverse merger, or that a suitable reverse merger partner can be timely located that will agree to merge with the Company after having been through bankruptcy, or that a suitable share exchange or reverse merger transaction can be successfully negotiated or completed. The Company has no employees. All of the current officers and members of the Board of Directors of the Company have agreed to resign if their resignation is requested in order to accommodate a suitable share exchange or merger transaction.

5.	Capital Stock Transactions

On March 13, 2000, following the effectivity of the reverse stock split, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering up to 120,000 shares of common stock to be used for the purpose of "stock in lieu of cash compensation" to consultants under the "2000 Consulting Plan". On March 24, 2000, one hundred twenty thousand (120,000) shares of the Company's common stock were issued, 60,000 shares to the four members of the Committee and 60,000 shares to an outside consulting firm, for services performed under the 2000 Consulting Plan. These shares were valued at $0.65 a share for financial reporting purposes.

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

Forward Looking Statements

This and other sections of this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the Company's expectations concerning future events, including the effects on the market price of the Common Stock of the Reverse Stock Split, or that such market price will, over any comparative period of time, approximate ten times the market price before the Reverse Stock Split, or that a suitable reverse merger partner can be timely located, or that a suitable reverse merger or share exchange transaction can be successfully negotiated or completed. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's and other parties' future performance that may cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made herein or from time to time by or on behalf of the Company.

The following discussion should be read in conjunction with the accompanying Financial Statements, including the notes thereto, appearing elsewhere herein.

Results of Operations

The Company ceased operations in May of 1999 and had no operations and no sales for the three months or nine months ended March 31, 2000. There were no selling, general and administrative expenses, except for those consulting expenses paid with stock in lieu of cash for consultant services (under the "2000 Consulting Plan") in connection with seeking a suitable share exchange or reverse merger partner for the Company. There were no research and development costs incurred, and the losses for both the three months and nine months periods equal the consulting expenses. Net loss per common share for the quarter ended March 31, 2000 was $0.13.

The Company's gross profit margin for the three months ended March 31, 1999 was 46 % of net sales. Selling, general and administrative expenses for the three months ended March 31, 1999 were 43% of net sales, and R & D expenses were 5%. Net loss per common share for the quarter ended March 31, 1999 was $0.06.

During the nine months ended March 31, 2000, cash decreased by $64,026 and liabilities decreased by $64,026 as the debtor in possession continued to pay priority claims.

Liquidity and Capital Resources

The Company ceased operations on May 11, 1999. The cash available on March 31, 2000 of $47 was insufficient to meet remaining unresolved priority claims totaling approximately
$22,922. No capital resources are presently available to the Company, and the Company was not liquid at March 31, 2000. The
Board of Directors is investigating the possibility of, and pursuing opportunities for, merging a privately held company into the Company.

PART II - OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders.

An Information Statement was filed on December 27, 1999 with the Securities and Exchange Commission in connection with corporate actions authorized by written consent, without a meeting, by holders of a majority of the outstanding Common Stock of the Company entitled to vote thereon, which included: 1.) a Name Change to ADVA International Inc., 2.) a one share for ten shares Reverse Split and Change in Par Value to $.001, 3.) Authorization of 20,000,000 Shares of Common
Stock, and 4.) Authorization of 6,000 Shares of a New Class B Preferred Stock. The Information Statement was mailed to shareholders on or about January 7, 2000, and all of these approved changes became effective March 13, 2000 upon filing the Certificate of Amendment to the Certificate of Incorporation with the Secretary of the State of Delaware.

ITEM 6:	Exhibits and Reports on Form 8-K

(a) Exhibits - None
(b) Reports on Form 8-K - A report was filed on Form 8-K on March 17, 2000 regarding the Certificate of Amendment of the Certificate of Incorporation filed with the State of Delaware changing the name of the corporation to ADVA International Inc., effecting a 1 share for 10 shares reverse stock split, increasing the authorized common stock to 20,000,000 shares at a par value of $.001 per share, and authorizing 6,000 shares of Class B Preferred Stock. The common stock trading symbol on the NASD Bulletin Board was changed effective March 13, 2000 to "ADII".


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


						ADVA International Inc.
								 (Registrant)


					By:       GEORGE L. DOWN
         						George L. Down, President


Dated:  April 12, 2000