Form 10KSB
period 2000-06-30
ADVANCED MEDICAL PRODUCTS INC
filed 2000-09-29
CIK 807732

SECURITIES AND EXCHANGE COMMISSION
	                           WASHINGTON, D.C. 20549
	                               ---------------
	                                 FORM 10-KSB
(Mark One)
 X 	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

				For the fiscal year ended June 30, 2000

   	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______ to ______

                       	Commission File No. 0-16341

                	         ADVA INTERNATIONAL INC.
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

The Issuer's total revenues for its most recent fiscal year were $ 0

The aggregate market value, as of September 28, 2000, of voting stock held by non-affiliates was approximately $393,011.

The number of outstanding shares of common equity on September
28, 2000 was 716,277

Transitional Small Business Disclosure format (check one):
Yes [    ]	  No [ X ]
Total pages =45	Exhibit Index Appears on Page   21

                          	ADVA INTERNATIONAL INC.

                                   	INDEX

		Item					                                               				Page

PART I	1.  Description of Business					                    	    2

		     2.  Description of Property				  		                      7

     		3.  Legal Proceedings					   		                          8

     		4.  Submission of Matters to a Vote of					              8
			        Security Holders

PART II	5.  Market for Common Equity					                       8
         			and Related Stockholder Matters

		     6.  Management's Discussion and Analysis			            	 9

     		7.  Financial Statements					   	                       13

     		8.  Changes in and Disagreements with				               13
			        Accountants on Accounting
        			and Financial Disclosure

PART III	9. Directors, Executive Officers, Promoters			       	13
			         and Control Persons; Compliance with
         			Section 16(a) of the Exchange Act

    		10. Executive Compensation				 	                         14

    		11. Security Ownership of Certain Beneficial			          18
       			Owners and Management

    		12. Certain Relationships and Related				                19
			       Transactions

PART IV	13. Exhibits, List and Reports on Form 8-K	   		      	21






Item 1. DESCRIPTION OF THE BUSINESS

	ADVA International Inc. ("ADVA", the "Registrant" or the "Company"), prior to selling its assets on May 11, 1999 under paragraph 363 US11 of the bankruptcy code, operated under the name Advanced Medical Products, Inc. The Company developed, assembled and marketed medical diagnostic equipment and software primarily for use in physicians' offices. Holter monitors (24 hour electrocardiogram monitors) and ambulatory blood pressure (ABP) instruments
provided most of the Company's revenues.   From May 12, 1999 until the present,
the Registrant has had no operations. On June 17, 2000, ADVA entered into a definitive agreement of Stock Exchange to acquire all of the outstanding shares of common stock of Global Information Group USA, Inc. ("GIG"), which will make GIG a wholly owned subsidiary of ADVA and the operations of GIG will essentially become the operations of ADVA. GIG develops and markets 3D solid modeling, animation and rendering software that runs on the LINUX Operating System.

	For the two fiscal years ended June 30, 2000 and June 30, 1999, the Registrant generated revenues of $ 0 and $2,159,548 respectively, and incurred a net loss of $94,788 and net income of $322,283, respectively. The net income for the fiscal year ended June 30, 1999 included a gain on restructuring of debt, through the federal bankruptcy court, in the amount of $887,052.

	The Registrant was incorporated under the laws of the State of Delaware on September 3, 1986, and in June 1987, successfully concluded an initial public offering of its Common Stock, providing net proceeds to the Registrant of approximately $2,034,000. Effective September 13, 1989, the Registrant reverse split its outstanding Common Stock at the rate of one share for every 100 shares, and re-capitalized so as to authorize the issuance of a total of 5,000,000 shares of Common Stock, $.01 par value. In September 1992, the Company amended its Certificate of Incorporation to create a class of stock consisting of 4,000 shares of redeemable Class A Preferred Stock, and sold 2,000 of such shares, for $2,000,000, to Nishimoto Sangyo Company, Ltd. In 1996 and 1997, Nishimoto Sangyo purchased 217 additional shares of preferred stock, and 300,000 shares of common stock, paid in satisfaction of $319,000 in
unpaid dividends and interest.   In 1996, South Carolina Pipeline Corporation,
a subsidiary of SCANA Corporation ("SCANA"), purchased 160 shares of preferred stock in exchange for $160,000 in unpaid rent. In 1996, the Company amended its certificate of incorporation, increasing the authorized common stock to 7,000,000 shares.

	During the Registrant's fiscal 1996, Carolina Medical Inc. purchased from the Company a total of 2,150,000 shares, or 42.1%, of the Company's then issued and outstanding common stock for $430,000. In November 1997, Carolina Medical purchased an additional 850,000 common shares for $263,500 which increased that company's ownership in the Registrant's common stock to 3,000,000 shares or 50.3% of the total outstanding. In May 1998, Carolina Medical purchased 2,217 shares of the Company's preferred stock, including unpaid dividends totaling $149,694, and 300,000 shares of common stock from Nishimoto, and purchased 160 shares of the Company's preferred stock from SCANA. These transactions increased Carolina Medical's ownership in the Company's securities to 55.3% of the common stock and 100% of the preferred stock outstanding. Carolina Medical Inc., a North Carolina corporation, was merged with and into CMI of Minnesota, ("CMI"), a Minnesota corporation. On July 23, 1998, Biosensor Corporation, a Minneapolis corporation, acquired all of the outstanding shares of CMI of Minnesota, pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. On May 23, 1999 stockholders of Biosensor Corporation voted to change the name of Biosensor Corporation to Biotel Inc.

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

 On May 3, 1999, the United State Bankruptcy Court entered an order approving the Disclosure Statement filed on March 23, 1999, and on May 11, 1999, pursuant to a court order entered on May 10, 1999, Advanced Medical Products, Inc. sold all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to 11 U.S.C. Section 363
of the bankruptcy code.   Biosensor Corporation purchased the assets and
assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. As of May 11, 1999 the Company ceased operations. Filings have been maintained with the Securities and Exchange Commission and the Company's common stock has continued to trade on the NASDAQ Bulletin Board.

	On January 21, 2000, the Board of Directors of the Company, believing that it is in the best interest of the stockholders to pursue opportunities to merge a private company into the Company, authorized by unanimous consent the appointment of a committee made up of two members of the Company's Board, one of whom is also an officer and director of Biotel Inc., who now owns 46% of the issued and outstanding common stock of the Company, the chief financial officer of Biotel, and an outside member who is also an outside director of Biotel, (the "Committee") for the purpose of seeking potential reverse merger candidates, reviewing information, negotiating terms of a stock sale and merger or a share exchange, and presenting recommendations to the Company's Board for approval. Whereas the Company has no financial resources to pay employees, directors, advisors or consultants for services, the Board approved the "2000 Consulting Plan", authorizing the issuance of common stock of the Company to members of the Committee, and to one or more outside consultants to assist the committee with the process, as compensation in lieu of cash for these services.

	On February 29, 2000, in accordance with the vote of the majority of the shares of common stock of Advanced Medical Products Inc., a Certificate of Amendment of the Certificate of Incorporation was filed with the Secretary of State of Delaware changing the name of Advanced Medical Products, Inc. to ADVA International Inc., effecting a one share for ten shares reverse split of all of the common stock issued and outstanding, and authorizing the Company to issue up to 20,010,000 shares, of which 20,000,000 shares shall be common stock, all of which shall have a par value of $0.001, amounting in the aggregate to $20,000, and 4,000 shares shall be Class A Preferred Stock all of which shall have no par value, and 6,000 shares of Class B Preferred Stock all of which shall have no par value. The common stock trading symbol on the NASDAQ Bulletin Board for the Company was changed to "ADII". All references to shares and per share data in this Form 10KSB give retroactive effect to all reverse splits and re-capitalizations discussed herein.

	On March 13, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering 120,000 shares of common stock to be used for the purpose of "stock in lieu of cash compensation" to consultants under the "2000 Consulting Plan". On March
24, 2000, one hundred twenty thousand (120,000) shares of the Company's common stock were issued, 60,000 shares to the four members of the Committee formed by the Company's Board, and 60,000 shares to an outside consulting firm, for services performed under the 2000 Consulting Plan. These shares were valued at $0.65 a share for financial reporting purposes. Of the $94,788 loss reported for fiscal year 2000, $78,000 was the value of shares issued for consulting services as stock in lieu of cash compensation; the balance was previously unrecorded priority claims.

	On June 17, 2000, ADVA International Inc. entered into a definitive agreement of Stock Exchange to acquire all of the outstanding shares of common stock of Global Information Group USA, Inc. ("GIG") in exchange for
12,468,750 common shares of ADVA, or 94.57% of the total capital stock outstanding after giving effect to the transaction. The existing stockholders of ADVA will own the remaining approximate 5.4%. As a result of the transaction GIG will become a wholly owned subsidiary of ADVA. Shareholders of GIG who are not officers or directors of GIG or the Company will be entitled to one demand registration right, and all GIG shareholders and Biotel Inc., the Company's largest shareholder prior to the transaction, will be entitled to certain piggy-back registration rights. The present officers of the Company will resign at Closing and Anthony E. Mohr, President of GIG, will be appointed President and Chief Executive Officer of the Company. The Company, through a resolution approved by its board of directors, set the number of directors of the Company at six, with three designees of GIG to be appointed as directors, along with the three present directors, to serve until the next election of directors.

GIG develops and markets applications software that runs on the LINUX Operating System. The current GIG software is believed to be the only complete 3D solid modeling, animation and rendering system currently available on the LINUX OS and is used by Digital Media professionals in the production of film and video special effects; animation; Computer Aided Design (CAD) and scientific visualization; website and print graphics; game development; and virtual television. The LINUX OS is "open-source" software distributed free on the Internet and developed, debugged and improved by an international community of programmers in cooperation with companies such as VA Linux, RedHat, SGI, IBM and many other major concerns in the computer industry. The application software market targeted by GIG is the high volume/low price segment of the computer market where users are rapidly embracing LINUX as a robust, stable and lower cost alternative to both UNIX and MS Windows.

	The United States Bankruptcy Court for the District of South Carolina issued an order on May 5, 2000 approving a modification to the confirmed Plan of Reorganization of Advanced Medical Products, Inc., debtor-in-possession, which deletes the provisions for dissolution of the corporation and the extinguishment of the existing shares of ADVA stock, and substitutes provisions stating that the corporation will continue its existence and the existing shares of stock will remain valid. The court re-opened the case and issued the order approving and amending the Plan of Reorganization in order that a $300,000 transaction fee, to be funded by GIG at Closing, could be realized for the benefit of creditors of Advanced Medical Products, Inc. and the payment of certain transaction related expenses.


PRODUCTS

	The Company's products, prior to May 11, 1999 when its operations ceased, included various solid state electronic medical diagnostic devices supported by several proprietary "Windows" based software programs that run on personal computers. These products were sold under the Advanced Medical Products name.

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

	The Company offered both a stand-alone ABP monitor and combined ECG Holter and ABP Monitor. The Company has received FDA pre-marketing clearance to market the ABP Monitor. The stand-alone blood pressure monitoring procedure is not generally reimbursable under many existing government-sponsored reimbursement programs. The ECG Holter procedure performed simultaneously with the blood pressure procedure, utilizing the Company's combined ECG Holter and ABP Monitor, is currently reimbursable under existing reimbursement guidelines recommended by HCFA. The various ECG monitoring systems produced and marketed by the Company were designed to produce a concise printout of the recorded information. Each system consists of a monitor, weighing approximately six ounces and powered by two "triple A" 1.5 volt batteries, a printer, which is a standard computer printer with certain modifications, computer software, connecting cables and, in certain models, a personal computer and laser printer (if desired by the customer).

	The Company introduced in 1997 a new software product called "MICRO ANALYST I" for use with the Company's Holter and ambulatory blood pressure monitors. This software operates on a PC under the "Windows" or "Windows 95" operating systems. The Company has FDA pre-marketing authorization to market its family of ambulatory ECG (Holter) monitoring systems. Procedures utilizing technology of the type incorporated in its family of ambulatory ECG systems are currently reimbursable under guidelines recommended by the Health Care Financing Administration ("HCFA"), and under most private third-party reimbursement programs.

SALES AND MARKETING

	Prior to selling its assets and ceasing operatons, the Company marketed its products through an in-house network consisting of marketing persons, regional sales managers and territorial sales assistants. Marketing personnel utilized on-going direct mail campaigns and selected trade shows to create awareness and generate leads for its sales force. Sales personnel were compensated primarily on a commission basis (and, in certain cases, by salary plus commission). The Company also marketed its products in the U.S. through independent manufacturers' representatives.

	The Company had focused its marketing efforts toward office-based, primary care physicians, using direct mail and telemarketing to create
awareness and generate interest in the Company's products. 	The Company sold
its products internationally through foreign distributors.

RESEARCH AND DEVELOPMENT

	The Company conducted research and development activities in order to enhance existing products and develop proposed products. For the two fiscal years ended June 30, 2000 and June 30, 1999, the Company incurred research and development expenditures of $0 and $121,583 respectively.

ASSEMBLY AND SHIPPING

	The Company's ECG monitors and its ABP Monitors consisted of solid state electronic components and circuit boards, electrical cables and computer software programs. Some components are standard items, while others were manufactured to the Company's specifications. The Company during fiscal 1999, out-sourced most of its manufacturing in order to further reduce in-house fixed costs. Operations at the Company's facilities included assembly, quality control, servicing, and shipping.

COMPETITION

	The Company's products faced competition from a variety of professionally accepted and recognized diagnostic systems. Competition is based on product characteristics (including reliability and performance efficiency), price, warranty terms and service. Numerous companies produce medical electronic equipment, many of which had substantially greater financial resources and personnel than the Company. The Company also competed with commercial services, which provide ambulatory ECG and ABP monitoring services to individual physicians, physicians' group practices and hospitals. The Company believes that its principal competitors in the office ambulatory ECG market were Rozin, Burdick, Biosensor and Q-Med, Inc.; and in the ambulatory blood pressure market were Spacelabs, Inc., and Welch Allyn.

PATENTS AND TRADEMARKS

	Management does not believe that the technology incorporated into its ECG monitors, ABP Monitors and other products was amenable to patent protection because such technology is not new, but rather represents innovative uses for existing technology.

EMPLOYEES

  Since May 12, 1999 the Company has had no employees. The Company, prior to selling its assets and ceasing operations on May 11, 1999, employed 15 full-time persons consisting of its President, two Vice Presidents, a sales and marketing staff of 4, a manufacturing staff of 4 persons, 1 service person and 1 quality control person, 1 product development engineer, and 1 administrative person. The Company also employed part-time persons and outside consultants from time to time.


Item 2.	DESCRIPTION OF PROPERTY

	The Company was a party to a lease agreement (the "Lease") with T & L A Partnership (the "Landlord"), pursuant to which the Company had leased a 10,080 square foot building located at 6 Woodcross Drive, Columbia, South Carolina 29212. This Lease was for a term of five years, which commenced on November 1, 1996. As of May 12, 1999 Biotel Inc. assumed all of the Company's obligations under this lease.

Item 3.	LEGAL PROCEEDINGS

	The Chapter 11 bankruptcy estate of the Registrant has been fully administered, except for distribution of any funds that could be realized for the benefit of creditors of Advanced Medical Products, Inc., Debtor in Possession, and the payment of certain transaction related expenses, from transaction fees realized at Closing from an Agreement of Stock Exchange to acquire all of the outstanding shares of common stock of Global Information Group USA, Inc.

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


	PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

	The Registrant's Common Stock, $.001 par value, is traded in the over-the-counter (OTC) market under the symbol ADII. The Company's Common Stock was de-listed from NASDAQ Small Cap trading commencing February 2, 1995, due to the Company's inability to meet NASDAQ capital and surplus requirements. Since that date, the Company's common stack has been traded on the electronic bulletin board, and until March 2000, traded under the symbol ADVA.

	Set forth below is the range of high and low bid information for the Registrant's Common Stock for the two preceding fiscal years as reported from the OTC Bulletin Board and reflect daily bid prices. These quotations represent prices between dealers, do not reflect retail mark-up, mark-down or commissions, and may not represent actual market transactions.

				                                      High Bid         	Low Bid

	Third Calendar Quarter, 1998	              1.30              0.80

	Fourth Calendar Quarter, 1998	    	        0.80              0.70

	First Calendar Quarter, 1999	    	         0.90              0.20

	Second Calendar Quarter, 1999   	          0.70              0.10

	Third Calendar Quarter, 1999	        		    0.80	             0.10

	Fourth Calendar Quarter, 1999  			         3.10              0.50

	First Calendar Quarter, 2000	              3.00              2.06

	Second Calendar Quarter, 2000	             3.25              1.19

As of September 29, 2000, there were approximately 1,874 record holders of the Registrant's outstanding Common Stock. The Registrant has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its common stock in the foreseeable future.

	On February 29, 2000, in accordance with the vote of the majority of the shares of common stock of Advanced Medical Products Inc., a Certificate of Amendment of the Certificate of Incorporation was filed with the Secretary of State of Delaware changing the name of Advanced Medical Products, Inc. to ADVA International Inc., effecting a one share for ten shares reverse split of all of the common stock issued and outstanding, and authorizing the Company to issue 20,010,000 shares, of which 20,000,000 shares shall be common stock, all of which shall have a par value of $0.001, amounting in the aggregate to $20,000, and 4,000 shares shall be Class A Preferred Stock all of which shall have no par value, and 6,000 shares of Class B Preferred Stock all of which shall have no par value. The common stock trading symbol on the NASDAQ
Bulletin Board for the Company was changed to "ADII" in March 2000. All references to shares and per share data in this Annual Report give retroactive effect to all reverse splits and re-capitalizations discussed herein.

	On March 13, 2000, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering 120,000 shares of common stock to be used for the purpose of "stock in lieu of cash compensation" to consultants under the "2000 Consulting Plan". On March
24, 2000, one hundred twenty thousand (120,000) shares of the Company's common stock were issued, 60,000 shares to the four members of the Committee formed by the Company's Board and 60,000 shares to an outside consulting firm, for services performed under the 2000 Consulting Plan. These shares were valued at $0.65 a share for financial reporting purposes.

	On June 17, 2000, ADVA International Inc. entered into a definitive agreement of Stock Exchange to acquire all of the outstanding shares of common stock of Global Information Group USA, Inc. ("GIG") in exchange for
12,468,750 common shares of ADVA, or 94.57% of the total capital stock outstanding after giving effect to the transaction. The existing stockholders of ADVA will own the remaining approximate 5%. As a result of the transaction GIG will become a wholly owned subsidiary of ADVA. Shareholders of GIG who are not officers or directors of GIG or the Company will be entitled to one demand registration right, and all GIG shareholders and Biotel Inc., the Company's largest shareholder prior to the transaction, will be entitled to certain piggy-back registration rights.


Item 6.  	Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

	This and other sections of this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the Company's expectations concerning future events, including the effects on the market price of the Common Stock of the Definitive Agreement of Stock Exchange to acquire all of the outstanding shares of common stock of Global Information Group USA, Inc. ("GIG") entered into by the Registrant on June 17, 2000, which, if the stock exchange is completed, will make GIG a wholly owned subsidiary of ADVA and the operations of GIG will essentially become those of ADVA. No assurance can be given that the transaction contemplated by this agreement will be successfully concluded, or if concluded, that GIG will be successful in implementing its business strategy to develop and market applications software that runs on the LINUX Operating System.

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

RESULTS OF OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

	The Company ceased operations in May of 1999 and had no operations and no sales for the twelve months ended June 30, 2000. There were no selling, general and administrative expenses, except for those consulting expenses paid with stock in lieu of cash for consultant services (under the "2000
Consulting Plan") in connection with seeking a suitable share exchange or reverse merger partner for the Company. Of the $94,788 loss reported for fiscal year 2000, $78,000 was the value of shares issued for consulting services as stock in lieu of cash compensation. The remaining $16,788 loss reported for fiscal year 2000 was from adjustments to the remaining priority claims after bankruptcy that had not been recognized as expense in the income statement for fiscal year 1999.

	Net sales were $2,159,548 in fiscal 1999, made up primarily of sales of medical devices to office based physicians in the U.S.

	Gross margins were 47% in fiscal 1999, resulting in gross profits in 1999 of $1,019,804.

	Selling, general and administrative expenses were $1,300,647 or 60% of sales in 1999.

	Research and development costs for fiscal 1999 were $121,583 or 6% of sales.

	Interest expense was $76,069 in fiscal 1999.

	The net loss from operations for the approximately ten and one half months of fiscal 1999 prior to the sale of the Company's assets on May 11, 1999 was $466,460.

	All operations ceased prior to July 1, 1999. 	Current liabilities on
June 30, 2000 consisted of the obligation of the Debtor in Possession to distribute $ 39,770 to administrative expenses of the bankruptcy and certain priority claims for which there are no funds currently available. Cash on June 30, 2000 was $107, which was the undistributed portions of the $68,000 cash paid to the Company on May 11, 1999 for its assets.

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

	The Company's domestic sales were up in 1999 compared to 1998 but international sales were down, with sales to Nishimoto Sangyo, the Company's distributor in Japan down more than 25% at $60,885 and sales to Kontron Instruments, the Company's distributor in Europe prior to their filing administrative receivership in December down 40% at $143,883. Lower international sales effected profits to a greater degree than did higher domestic sales because of the substantially lower sales and marketing costs to the Company on international sales through distributors.

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

	Interest expense was lower, reduced from $114,135 in fiscal 1998 to $76,079 in fiscal 1999 as a result of reduced borrowing available to the Company from its lending sources.

	The net loss from operations for the approximately ten and one half months of fiscal 1999 prior to the sale of the Company's assets on May 11th was $466,460 compared to a loss of $446,563 in fiscal 1998. All operations ceased prior to June 30, 1999.

	Cash at June 30, 1999 was $64,073, which was the undistributed portion s of the $68,000 cash paid to the Company on May 11, 1999 for its assets.

LIQUIDITY AND CAPITAL RESOURCES
	The Company ceased operations as of May 11, 1999. The cash available on June 30, 2000 of $107 was insufficient to meet administrative and priority claims. The Company had total assets of $64,073 and total liabilities of $86,948 following the May 11, 1999 sale of its assets free and clear of all liens and encumbrances and interests pursuant to 11 U.S.C. 363(b)(1) of the federal bankruptcy code.

	The United States Bankruptcy Court for the District of South Carolina issued an order on May 5, 2000 approving a modification to the confirmed Plan of Reorganization of Advanced Medical Products, Inc., debtor-in-possession, which deletes the provisions for dissolution of the corporation and the extinguishment of the existing shares of ADVA stock, and substitutes provisions stating that the corporation will continue its existence and the existing shares of stock will remain valid. The court re-opened the case and issued the order approving and amending the Plan of Reorganization in order that a $300,000 transaction fee, to be funded by GIG at Closing, could be realized for the benefit of creditors of Advanced Medical Products, Inc. and the payment of certain transaction related expenses. The Chapter 11 bankruptcy estate of the Registrant has been fully administered, except for distribution of such transaction fee, if received. The Agreement of Stock Exchange entered into on June 17, 2000. to acquire all of the outstanding shares of common stock of Global Information Group USA, Inc. ("GIG"), includes the provision that a $300,000 transaction fee be paid by GIG at closing. These funds would be distributed by Advanced Medical Products, Inc. Debtor in Possession, first to pay certain transaction costs, second to pay remaining priority claims, and the remainder to be distributed pro rata to
unsecured creditors of the debtor in possession.   If the proposed transaction
closes, and if a $300,000 fee if paid to Advanced Medical Products, Inc., Debtor in Possession, it is currently estimated that approximately $.60 on the dollar would be available for distribution to the unsecured creditors.



Item 7.  Financial Statements

	Financial information required by this Item is attached to this Report
beginning on page F-1.   See also Item 13.


Item 8.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure

	There have been no changes in or disagreements with accountants (within the meaning of Rule 12b-2) .during the Registrant's two most recent fiscal years or in any subsequent interim period.


	PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

	The current directors and executive officers of the Registrant are as follows:


	Name			          Age	    Position and Term of Service

	George L. Down	   60	    President since October 1997.
						                    Vice President since April 1996.
						                    Director since September 1986

	C. Roger Jones    62     Director since January 1996

 Ronald G. Moyer   64    	Vice President and Director since October 1997;
                          President from January 1996 until October 1997

	Deborah Riente		  44   	 Secretary since August 1992


	George L. Down is President and a Director of the Company. Prior to his position as President beginning in October 1997, Mr. Down was Vice President of Sales and Marketing for the Company. Until December 1992, and for more than the preceding five years, he served as the president of Design Realizations, Ltd. ("DRL"), a closely held corporation founded by Mr. Down, where he performed design and packaging services for a variety of companies, including the Company. Mr. Down received a B.S. in Industrial Design degree from Syracuse University in 1964.

	C. Roger Jones, was C.E.O of Carolina Medical until January 2000 and has served as President and Chief Operating Officer of Carolina Medical since
1985. From 1970 to 1985, he was Vice President of Sales & Marketing. He was with Carolina Medical since 1961. He has served as Chairman for Eagle Golf
Ball Company, Inc. since 1988.

	Ronald G. Moyer is the Vice President and Chairman of the Board of the Company, and from January 1996 until October 1997, he served as President of the Company. Since 1992 he has been the Chief Executive Officer and Chairman of Biotel Inc and Carolina Medical Inc., From 1991 to 1992 he served as Director of M & A for Dominion Holdings Group. From 1989 to 1991 he served as Executive Vice President and Chief Operating Officer of CXR Corporation. Prior to that time since 1969 he was the President, Chief Executive Officer and Chairman of the Board of Digilog, Inc. He received an MS in Aerospace Engineering from Drexel University in 1963 and completed the Harvard Business School Small Corporation Management Program in 1981.

	Deborah Riente served as Vice President of Corporate Administration. From July 1991 until July 1992, Ms. Riente was employed as the Company's Human Resources Manager, and from 1987 to July 1991, served as an administrative assistant for the Company

	The Company does not compensate its Directors for serving as such, but are and will be reimbursed for their reasonable out-of-pocket expenses incurred in their capacities as members of the Board of Directors.


Item 10.  Executive Compensation

	The following table discloses certain summary information concerning the compensation paid for services rendered in all capacities to the Company for the two fiscal years in the period ended June 30, 2000,, to the Company's Chief Executive Officer and its four most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary and bonus were in excess of $100,000 (each, a "Named Executive Officer"):

                   			   SUMMARY COMPENSATION TABLE
                        Annual Compensation
		Long-Term  Compensation/Awards
Name/position 	         Fiscal Year			            Other
Annual Comp.	All Other
		          Ended 6/30	    Salary          Bonus
 .($)                 Options        Compensation

George W. Down, Pres.       2000		-0-	-0-	   -0-	           -
0-                $ 6,500*
			1999	   $ 77,661            -0-	   -0-	           -
0-                        -0-

	* The value of 10,000 shares of the Company's common stock issued in lieu of cash compensation for services.

	There were no grants of stock options during the fiscal year ended June
30, 2000.

	The following table sets forth information concerning each exercise of stock options during the fiscal year ended June 30, 2000 by the Named Executive Officer and the value of unexercised options held by the Named Executive Officer as of June 30, 2000:

Aggregated Option Exercises in Fiscal 2000and Fiscal Year-End Option Values

                      Value
        Shares Acq.  Realized   Exerc./    Exercisable/   # of       Unexerc.
        On Exerc.(#)  (A)($)  Unexerc.(#) Unexerc.(B)($) Unexerc. In-the-Money
									                                                Options     Options
                                  										              at FY-       atFY-
                                                          End(#)       End($)

George
L. Down     -0-         -0-        -0-          -0-         -0- 	       -0-
President

(A) Market value of securities underlying options on the exercise date, less the exercise price of such options.
(B)  Market value of securities underlying "in the money" options at June
30, 2000, less the exercise price of such options.

	On March 13, 2000, following the affectivity of the reverse stock split, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering up to 120,000 shares of common stock to be used for the purpose of "stock in lieu of cash compensation" to consultants under the "2000 Consulting Plan". On March 24, 2000, one hundred twenty thousand (120,000) shares of the Company's common stock were issued, 60,000 shares to the four members of the Committee formed by the Company's Board and 60,000 shares to an outside consulting firm, for services performed under the 2000 Consulting Plan. These shares were valued at $0.65 a share for financial reporting purposes.

Employment Agreements

	There were no employment agreements in effect on June 30, 2000 or June 30, 1999.

Section 401(k) Plan

	During fiscal 1993, the Company's Board of Directors established a defined contribution profit sharing plan pursuant to Section 401(k) of the Code [the "401(k) Plan"]. The 401(k) Plan was administered by F.P. Kessler, Jr. and Associates, of East Syracuse, New York, in conjunction with The New England of Boston, Massachusetts. The 401(k) Plan permitted eligible employees to make voluntary contributions to the 401(k) Plan up to an annual maximum dollar amount of $10,000. The Company could contribute a discretionary matching contribution on the basis of a $.25 contribution by the Company for each $1.00 contribution by the employee, up to a maximum of 4% of the aggregate employee contribution. Benefits under the 401(k) Plan were to be distributed upon retirement, disability, death or termination of employment. Each participant's share of the Company's contribution vested beginning after three full years of service, at the rate of 20% after each of the third through seventh years of service, at which time the participant became fully vested. During the fiscal year 2000 the Company made no matching contributions pursuant to the 401(k) Plan. Prior to the end of fiscal year 2000 the 401(k) Plan was closed and all funds in the plan were distributed.

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

	The Plan has two administration groups, one for non-qualified and one for qualified stock options. Non-qualified Stock Option Committee members are Mr. Moyer, and Mr. Down. Qualified Stock Option Committee members are Mr. Moyer, and Mr. Jones. Unless otherwise approved by the Company's stockholders, members of the Committee are eligible to receive options only pursuant to
Section 5(b) of the Plan, which establishes a formula for the exercise of such options. Options granted under the Plan may be qualified (incentive options within the meaning of Section 422 of the Code) or non-qualified. Stock purchased pursuant to the exercise of an incentive option is subject to repur-chase by the Company at the option price thereof in the event of the termination of employment for any reason of such optionee/purchaser within one year of the exercise of such option. Pursuant to Stock Option Agreements between the Company and optionees of incentive options granted under the Plan, the Company has a right of first refusal to purchase shares issued upon the exercise of options during the five year period commencing on the date of exercise. The maximum term of any option under the Plan is ten years and the per share option price of incentive options may not be less than 100% of the fair market value of the Company's Common Stock on the date the incentive option is granted. However, incentive stock options granted to persons owning more than 10% of the voting Common Stock of the Company may not have a term in excess of five years or an option price per share less than 110% of the fair market value of the Common Stock on the date of the grant.

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

	As of June 30, 2000, there were no options to purchase shares of Common Stock outstanding under the Plan. During fiscal 2000, no options to purchase shares were granted, no options were exercised, and all options were terminated.

Compensation Committee

	During the fiscal year ended June 30, 1996, the Company initiated a Compensation Committee of outside directors. Mr. Ankney was Chairman and Mr. Heiden was a member. The Compensation Committee administered the Company's salary, cash bonus, qualified stock option plan and other compensation plans for the Company's employees and officers. Since the resignations of Mr.. Ankney and Mr. Heiden from the Board there has not been a Compensation
Committee.   As of May 12, 1999, all employees of the Company became employees of Biotel Inc. Pursuant to the terms of the Plan the employee stock options expired 90 days after the date of employee terminations.



Item 11.	Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth, as of September 29, 2000 certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's Common Stock,
(ii) each director of the Company and (iii) all directors and officers of the
Company as a group.


                      					 Amount and Nature		   	      Percent of
	Name and Address	   	 of Beneficial Ownership (1) 	        Class


	Ronald G. Moyer               360,000 (2)                 50.3%
	6 Woodcross Drive
	Columbia, SC 29212

	BIOTEL Inc.	                  330,000 (2)	                46.1%
	6 Woodcross Drive
	Columbia, SC 27021

	C. Roger Jones	               330,000 (3)				             46.1%
	3050 Briarcliffe Rd.
	Winston-Salem, NC 27106

	George L. Down                 36,576 (4)                  5.1%
	6 Woodcross Drive
	Columbia, SC 29212

	Officers and Directors as     401,868                     56.1%
 	a Group (of 4 persons)(5)

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

(2) Ronald G. Moyer has sole dispositive power over 30,000 shares and may be deemed the beneficial owner of 330,000 shares owned by Biotel Inc. through his control over the voting power of those shares as Chairman, Chief Executive Officer, and shareholder of Biotel Inc

(3) C. Roger Jones is deemed the beneficial owner of 330,000 shares owned by Biotel Inc. through his control over the voting power of those shares as Director and shareholder of Biotel Inc

(4) Includes 8,647 shares owned of record by the Helen L. Down Trust (Helen Down is the mother of Mr. Down) for which Mr. Down serves as trustee, and 1,208 shares owned of record by members of Mr. Downs family.

(5)  Includes 5,292 shares beneficially owned by the Secretary of the Company.


Item 12.  Certain Relationships and Related Party Transactions

	During the Registrant's fiscal 1996, Carolina Medical Inc., a privately held medical device manufacturer, purchased from the Company a total of 2,150,000 shares, or 42.1%, of the Company's then issued and outstanding common stock for $430,000. In November 1997, Carolina Medical purchased an additional 850,000 common shares for $263,500 which increased that company's ownership in the Registrant's common stock to 3,000,000 shares or 50.3% of the total outstanding. In May 1998, Carolina Medical purchased 2,217 shares of the Company's preferred stock, including unpaid dividends totaling $149,694, and 300,000 shares of common stock from Nishimoto, and purchased 160 shares of the Company's preferred stock from SCANA. These transactions increased Carolina Medical's ownership in the Company's securities to 55.3% of the common stock and 100% of the preferred stock outstanding. In July 1998, the Company's board approved a plan to sell the Company's MICROS QV product line to Carolina Medical in exchange for all of the 2,377 shares of Preferred Stock in the Company (having a face value of $2,377,000), and the unpaid dividends of $162,981. In October 1998 the Plan that had been approved by both companies' Boards was completed, and all of the shares of the Company's Preferred Stock issued and outstanding were retired.

	Carolina Medical Inc., a North Carolina corporation, was merged with and into CMI of Minnesota, ("CMI"), a Minnesota corporation. On July 23, 1998, Biosensor Corporation, a Minneapolis corporation, acquired all of the outstanding shares of CMI of Minnesota, pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. CMI also owned Braemar, Inc., a North Carolina corporation operating in Minneapolis, MN that develops, manufactures and markets tape recording devices for ambulatory ECG monitoring devices, digital Holter monitors and event recorders. For accounting purposes, this transaction became effective July 1, 1998. Because the former stockholders of CMI effectively controlled the company after the transaction, the transaction was recorded as a "reverse acquisition", whereby CMI was deemed to have acquired Biosensor. The net assets of Biosensor acquired were recorded at fair market value. The historical financial statements of Biosensor prior to the acquisition became those of CMI. Subsequent to July 1, 1998, the financial statements of Biosensor include the operations of the combined companies, including Carolina Medical, Braemar, and Advanced Medical Products, Inc. On May 23, 1999 stockholders of Biosensor Corporation voted to change the name of Biosensor Corporation to Biotel Inc.

	On March 23, 1999, Advanced Medical Products, Inc. filed a motion with the Federal Bankruptcy Court, District of South Carolina, for an order authorizing the sale of all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to 11 U.S.C.
Section 363 of the bankruptcy code. On May 3, 1999, the United State Bankruptcy Court entered an order approving the Disclosure Statement filed on March 23, 1999, and on May 11, 1999, pursuant to a court order entered on May 10, 1999, the Company sold all of its assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to 11 U.S.C.
Section 363 of the bankruptcy code.   Biosensor Corporation purchased the
Company's assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. As of May 11, 1999 the Company ceased operations, and on Nov 10, 1999 a Final Decree was issued closing the case. On May 5, 2000, after the case was reopened, the court issued an order authorizing modifications to the Confirmed Plan to provide that the Company will continue its corporate existence and that the existing shares of stock will remain valid. The Company's filings with the Securities and Exchange Commission have been maintained current, and its common stock has continued to trade on the NASDAQ Bulletin Board.

	On January 21, 2000, the Board of Directors of the Company, believing that it is in the best interest of the stockholders to pursue opportunities to merge a private company into the Company, authorized by unanimous consent the appointment of a committee made up of two members of the Company's Board, one of whom is also an officer and director of Biotel Inc., the chief financial officer of Biotel, and an outside member who is also an outside director of Biotel, (the "Committee") for the purpose of seeking potential reverse merger candidates, reviewing information, negotiating terms of a stock sale and merger or a share exchange, and presenting recommendations to the Company's Board for approval. Whereas the Company has no financial resources to pay employees, directors, advisors or consultants for services, the Board approved the "2000 Consulting Plan", authorizing the issuance of common stock of the Company to members of the Committee, and to one or more outside consultants to assist the committee with the process, as compensation in lieu of cash for these services.

On March 13, 2000, the Company filed a Registration Statement on Form S-
8 with the Securities and Exchange Commission registering 120,000 shares of common stock to be used for the purpose of "stock in lieu of cash compensation" to consultants under the "2000 Consulting Plan". On March
24, 2000, one hundred twenty thousand (120,000) shares of the Company's common stock were issued, 60,000 shares to the four members of the Committee formed by the Company's Board and 60,000 shares to an outside consulting firm, for services performed under the 2000 Consulting Plan. Issuance of these shares
reduced Biotel's ownership in the Company to 46%.   These newly issued shares
were valued at $0.65 a share for financial reporting purposes.

	On June 17, 2000, ADVA International Inc. entered into a definitive agreement of Stock Exchange to acquire all of the outstanding shares of common stock of Global Information Group USA, Inc. ("GIG") in exchange for
12,468,750 common shares of ADVA, or 94.57% of the total capital stock outstanding after giving effect to the transaction. The existing stockholders of ADVA will own the remaining approximate 5%. As a result of the transaction GIG will become a wholly owned subsidiary of ADVA. Shareholders of GIG who are not officers or directors of GIG or the Company will be entitled to one demand registration right, and all GIG shareholders and Biotel Inc., the Company's largest shareholder prior to the transaction, will be entitled to certain piggy-back registration rights. The present officers of the Company will resign at Closing and Anthony E. Mohr, President of GIG, will be appointed President and Chief Executive Officer of the Company. The Company, through a resolution approved by its board of directors, set the number of directors of the Company at six, with three designees of GIG to be appointed as directors, along with the three present directors, to serve until the next election of directors.


Item 13.  Exhibits, List and Reports on Form 8-K

(a)	The following Exhibits are filed by reference as part of this Report:

    3.1	Articles of Incorporation, as amended(1)

    3.2	By-Laws(2)

    4.1	Specimen Common Stock Certificate(3)

   10.5	Advanced Medical Products Stock Option Plan(4)

   10.11  Advanced Medical Products 401(k) Plan(5)

   10.26 Plan of Reorganization approved June 29, 1999 by the Federal Bankruptcy Court, District of SC (6)

   10.27  Final Report in Chapter 11 Proceeding (7)

   10.28  Name Change and One Share for Ten Reverse Stock Split (8)

(1) Reference is made to Exhibit 10.15 to the Registrant's Report on Form 8-K dated January 12, 1996, which is hereby incorporated by reference.

(2) Reference is made to Exhibit 10.16 to the Registrant's Report on Form 8-K dated October 23, 1998, which is hereby incorporated by reference.

(3) Reference is made to Exhibit 10.17 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(4) Reference is made to Exhibit 10.22 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(5) Reference is made to Exhibit 10.25 to the Registrant's Report on Form 10-KSB for the year ended June 30, 1996, which is hereby incorporated by reference.

(6) Reference is made to Exhibit 10.26 to the Registrant's Report on Form 8-K filed on October 18, 1999 which is hereby incorporated by reference.

(7) Reference is made to Exhibit 10.27 to the Registrant's Report on Form 8-K filed on October 18, 1999, which is hereby incorporated by reference.

(8) Reference is made to Exhibit 10.28 to the Registrant's Report on Form 8-K filed on March 13, 2000 which is hereby incorporated by reference.


(b)	Reports on Form 8-K:

	The following Form 8-K Reports were filed with the Securities and Exchange Commission during the fiscal year 2000 covered by this Form 10KSB, and are incorporated herein by reference.


Date Form 8K Was Filed                       Subject Matter

March 13, 2000                     Certificate of Amendment to
                                   the Certificate of Incorporation
                                   regarding name change to ADVA International
                                   Inc., a one share for ten shares reverse stock split, and authorization of additional common and preferred stock.

April 14, 2000	                    Letter of Intent of Stock Exchange between
                                   ADVA International Inc. and Global
                                   Information Group U.S.A. Inc.

June 19, 2000 	                    Definitive Agreement of Stock Exchange
                                   between ADVA International Inc. and Global
                                   Information Group, U.S.A. Inc.





















                               	SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                            							ADVA INTERNATIONAL INC.



                            							By:/s/ GEORGE L. DOWN
							                            George L. Down, President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	  Name				                         Title		                		   	 Date

/s/RONALD G. MOYER         Vice President and Director	          9/28/00
Ronald G. Moyer


/s/GEORGE L. DOWN	         President and Director		       	      9/28/00
George L. Down

/s/C. ROGER JONES		        Director                             	9/28/00
C. Roger Jones

	The Registrant has not furnished its 2000 annual report or proxy materials to securities holders. The Registrant intends to make such information available to security holders, and to furnish copies thereof to the Commission, in accordance with applicable rules and regulations.


                              	SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                							ADVA INTERNATIONAL INC.



                                   				By:
                                				     			George L. Down, President


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	  Name				                         Title			                	     Date

                     	  		Vice President and Director          	9/28/00
Ronald G. Moyer

                 	  		    President and Director  	            	9/28/00
George L. Down

                      	 		Director                          				9/28/00
C. Roger Jones


	The Registrant has not furnished its 2000 annual report or proxy materials to securities holders. The Registrant intends to furnish such information to security holders, and to furnish copies thereof to the Commission, in accordance with applicable rules and regulations.





















                            ADVA International Inc.









                                               Financial Statements
                                       Years Ended June 30, 2000 and 1999













                       ADVA International Inc.









                                              Financial Statements
                                       Years Ended June 30, 2000 and 1999



ADVA International Inc.

Contents


         INDEPENDENT AUDITOR'S REPORT	                                F-3


         Financial Statements

           Balance Sheets	                                            F-4

           Statements of Operations 	                                 F-5

           Statements of Changes in Stockholders' Equity (Deficit)	   F-6

           Statements of Cash Flows	                                F-7-F-8

           Notes to Financial Statements	                           F-9-F-18













INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
ADVA International Inc.
Columbia, South Carolina

We have audited the accompanying balance sheets of ADVA International Inc. as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADVA International Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


McGladrey & Pullen, LLP



Charlotte, North Carolina
September 26, 2000





ADVA International Inc.

Balance Sheets
June 30, 2000 and 1999

June 30,		                                              2000  	      	1999

Assets (Notes 2 and 5)

Cash                                               	$    	107     	$	64,073

Total assets                                       	$	    107     	$	64,073


Liabilities and Stockholders' Equity (Deficit)
   (Notes 2, 5 and 10)


Liabilities subject to compromise (Notes 2 and 3)  	$	 39,770     	$	86,948

Total liabilities                                    		39,770      		86,948

Commitments and contingencies (Notes 4, 9 and 11)

Stockholders' equity (deficit) (Note 8):
   Class A preferred stock, no par value;
    authorized 4,000 shares; issued none                    -            -
   Class B preferred stock, no par value;
    authorized 6,000 shares; issued none                    -            -
   Common stock:
    $.001 par value; authorized 20,000,000
    shares; issued and outstanding 716,277
    shares in 2000                                        716            -
    $.01 par value; authorized 7,000,000 shares;
    issued and outstanding 5,962,495 shares in
    1999                                                    -        59,625
  Additional paid-in capital                        4,950,377     4,813,468
  Accumulated deficit                              (4,990,756)   (4,895,968)

Total stockholders' equity (deficit)                  (39,663)      (22,875)

Total liabilities and stockholders' equity
(deficit)                                          	$	    107    $  	64,073

 See notes to financial statements.


ADVA International Inc.

Statements of Operations
Years Ended June 30, 2000 and 1999

Year Ended June 30,                                    		2000       	1999

Net sales (Note 5)                                 	$      	-    	$2,159,548

Cost of sales (Note 5)                                      -      1,139,744

Gross profit                                                -      1,019,804

Costs and expenses:
  Selling, general and administrative                    94,788    1,300,647
  Research and development                                    -      121,583
Loss from operations                                    (94,788)    (402,426)


Non-operating income (expense)
  Interest                                                    -      (76,079)
  Other                                                       -       12,045
                                                              -      (64,034)


Loss before reorganization items and
extraordinary item                                    		(94,788)  		(466,460)

Reorganization items (Note 2):
  Professional fees                                           -       88,377
  Administrative fees                                         -        9,932
                                                              -       98,309

Loss before extraordinary item                          (94,788)    (564,769)

Extraordinary item, gain on restructuring of debt
   (Notes 2, 6 and 7)                                       		-    		887,052

Net income (loss)                                     $	(94,788)   $	322,283

Net income (loss) applicable to common shares         $	(94,788)   $	322,283

Basic and diluted net earnings (loss) per share       $    (.15)   $     .54

Weighted average common shares outstanding            		628,798    		596,250

See notes to financial statements.




ADVA International Inc.

Statements of Changes in Stockholders' Equity (Deficit)
Years Ended June 30, 2000 and 1999

                                          Additional
           	Preferred    Common Stock  	  Paid-in     Accumulated
            		Stock     Shares 		Total   	Capital     Deficit         Total

Balance,
June 30,
1998      $2,289,410  5,962,495 $59,625  $2,486,209  $(5,218,251) 	$(383,007)

Sale of product line
 and inventory in
 exchange for the
 preferred stock and
 forgiveness of the
 accrued unpaid
 dividends (Note 10)
         (2,289,410)       -        -     2,327,259         -         37,849
Net income     -           -        -         -          322,283     322,283

Balance,
June 30,
1999         		-     5,962,495 		59,625  	4,813,468   (4,895,968)   	(22,875)

Change in common
 stock par value
 to $.001 per share
 (Note 10)   		-           -    (53,663)   		53,663         -           -
One-for-ten reverse
 stock split
 (Note 10)     -    (5,366,245)  (5,366)      5,366         -           -
Stock issued for
consulting services
               -       120,000      120      77,880         -         78,000
Net loss       -          -          -          -       (94,788)     (94,788)

Balance,
June 30,
2000       	$  	-      716,250  	$	 716   	$4,950,377 	$(4,990,756) 	$(39,663)

See notes to financial statements.


ADVA International Inc.

Statements of Cash Flows
Years Ended June 30, 2000 and 1999

Year Ended June 30,                                  		  2000        		1999

Cash flows from operating activities:
  Net income (loss)                                  	$	(94,788)    	322,283
  Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating
  activities:
    Depreciation and amortization                           -        113,157
    Provision for doubtful accounts                         -        173,170
    Loss on disposal of fixed assets                        -          2,145
    Consulting fees satisfied with issuance of
      common stock                                       78,000          -
    (Increase) decrease in:
      Accounts receivable                                   -       (163,753)
      Inventories                                           -         (7,138)
      Other assets                                          -          8,892
    Increase (decrease) in:
      Accounts payable                                 (47,178)     (204,610)
      Accrued wages and commissions                         -         26,803
      Accrued expenses                                      -          1,661

Net cash (used in) provided by operating activities
before  reorganization items                           (63,966)      272,610

Operating cash flows from reorganization items:
  Cash received from buyer of net assets in
    connection with the Chapter 11 proceeding               -         68,000
  Extraordinary item, gain on restructuring debt            -       (887,052)
  Professional and administrative fees for services
    in connection with the Chapter 11 proceeding            -         98,309

Net cash (used in) reorganization items                     -       (720,743)

Net cash (used in) operating activities                (63,966)     (448,133)

Cash flows used in investing activities:
  Capitalization of product software costs                  -         (9,044)

Net cash used in investing activities                       -         (9,044)

See notes to financial statements.



ADVA International Inc.

Statements of Cash Flows
Years Ended June 30, 2000 and 1999

Year Ended June 30,                                     		2000       		1999

Cash flows from financing activities:
  Payments on notes payable and long-term debt        	$    	-     	$(164,100)
  Advances from related entities                             -        603,263

Net cash provided by financing activities                    -        439,163

Net decrease in cash and equivalents                    (63,966)      (18,014)

Cash, beginning of year                                  64,073        82,087

Cash, end of year                                     	$   	107     $ 	64,073

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                              	$	    -     	$	 84,964

Supplemental Schedule of Non-Cash Investing and
Financing
  Activities:
    Consulting fees paid by issuance of common stock  	$	78,000    	$    	-
    Sale of product line and inventory in exchange
      for preferred stock and forgiveness of accrued
      unpaid dividends:
        Inventory                                     	$    	-     $ (125,132)
        Dividend payable                                     -        162,981
        Preferred stock                                      -      2,289,410
        Paid-in capital                                      -     (2,327,259)
                                                      	$    	-    	$     	-

See notes to financial statements.


ADVA International Inc.

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

On March 23, 1999, the Company, under the Advanced Medical Products Inc.
name (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. Under Chapter 11, certain claims against the Debtor in existence prior to filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession.

Under the Plan of Reorganization, the Debtor was authorized to sell all personal property, outside the ordinary course of business to Biosensor Corporation, owner of Carolina Medical Inc. who owned 55.3% of the common stock of Advanced Medical Products Inc. Biosensor Corporation assumed all indebtedness of Advanced Medical Products Inc., except for the general unsecured debts. Advanced Medical Products Inc. continued to operate as debtor-in-possession, pending sale of the assets. As of May 11, 1999, the Company ceased operations. (See Note 2)

Since May 12, 1999, the Company has had no operations.  On
February 29, 2000, the Company changed its name from Advanced Medical Products Inc. to ADVA International Inc.


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


Furniture, Equipment,and Depreciation
Furniture and equipment were stated at cost less accumulated depreciation. Depreciation was provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets ranging from 3 to 8 years. Depreciation expense amounted to approximately $82,000 in 1999.


Revenue Recognition
Product was shipped directly to the Company's customers. Revenue on these sales was recognized when the product was shipped.


Service Contracts
Amounts billed to customers for service contracts were recognized as income over the term of the agreements and the associated costs were recognized as they were incurred.


Warranty
The products previous manufactured by the Company were sold with a one-year warranty. The Company accrued warranty costs based upon historical experiences and current conditions. The Company also offered an extended warranty to its customers, under which revenues were initially deferred and recognized to match the expected related costs incurred over the extended warranty period. Expense for work performed under the extended warranties were recognized as incurred.


Product Development Costs
Costs associated with the development of new products and changes to existing products were charged to operations as incurred (except Product Software Costs).


Product Software Costs
The Company capitalized certain costs related to the development of computer software once technological feasibility of the software had been established. These costs, which were reported at the lower of unamortized cost or net realizable value, were amortized principally using the straight-line method, over the estimated useful economic life of the software, generally 36 months. Amortization expense amounted to approximately $31,000 in 1999.


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

Net Income (Loss) Per Share
The Company has adopted Statement of Financial Accounting Standards
No. 128 (SFAS No. 128), Earnings Per Share, which requires presentation on the face of the statement of operations, both basic and fully diluted earnings per share. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. As described in Note 8, at June 30, 1999, the Company had options outstanding to purchase a total of 602,500 shares of common stock, at a weighted-average price of approximately $.2439. The inclusion of those potential common shares in the calculation of diluted income per share would have an antidilutive effect. Therefore, basic and diluted income per share amounts are the same in 1999.

On February 29, 2000, the Company completed a one-for-ten reverse stock split of all the common stock issued and outstanding, changed the number of authorized shares, and reduced the par value from $.01 per share to $.001 per share.

All information with respect to weighted average common shares and earnings per common shares have been adjusted to give retroactive effect to these transactions.


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



2. 	Plan of Reorganization
On March 23, 1999, the Company under the Advanced Medical Products Inc.
name (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. Under Chapter 11, certain claims against the Debtor in existence prior to filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession. The remaining unpaid claims are reported in the June 30, 2000 and 1999 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") are also stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's assets.

On June 29, 1999, the Bankruptcy Court confirmed the Company's plan of reorganization. The confirmed plan provided for the following:

Biosensor Corporation, who owned 55.3% of the common stock of the Company, purchased the assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of the Company. In addition, Biosensor made a payment of $68,000 toward administrative expenses and the amount owed by the Company for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biosensor and its affiliates agreed not to participate in the distribution of payments toward unsecured claims. Biosensor's unsecured claims exceeded unsecured claims by all nonaffiliated creditors combined. Biosensor had been funding the losses incurred by Advanced Medical Products Inc. and indicated its inability to continue doing so.

As a result of the above transaction, the Company recognized a gain of $887,052 on restructuring of debt. This gain has been recognized as an extraordinary item in the accompanying statements of operations. There was no tax effect attributable to this gain.

Upon the final approval of the Company's plan of reorganization, the Company under the Advanced Medical Products Inc. name ceased operating as a debtor-in-possession.


On May 5, 2000, the United States Bankruptcy Court issued an order approving a modification to the confirmed Plan of Reorganization of the Company under the Advanced Medical Products Inc. name as debtor-in-possession, which deletes the provisions for dissolution of the corporation. The court re-opened the case and issued this order to accommodate the stock exchange as described in Note 10. Under the stock exchange agreement, the Company will receive a $300,000 transaction fee which will be used for payment of certain expenses, with the balance to be paid to priority claims and unsecured creditors of Advanced Medical Products, Inc.


3. 	Liabilities Subject to Compromise
Liabilities subject to compromise as of June 30, 2000 and 1999 consist of the following:

June 30,                                      		2000           		1999

Priority tax claims                           $ 39,770        $  23,707
Professional fees and
   Administrative expenses                         -             63,241
                                             	$ 39,770       	$  86,948


4.	Leases
The Company leased its facility under a five year lease agreement which will expire October 31, 2001. As of May 12, 1999, Biosensor Corporation assumed all of the Company's obligations under this lease.

The Company also leased equipment under agreements with varying monthly payment amounts. The terms of the leases ranged from 36 to 60 months.

Rent expense under these operating leases amounted to approximately $91,000 in 1999.


5.	Related Parties
The following related party transactions occurred by and between the Company and Biosensor and its subsidiaries.

The Company purchased approximately $376,000 of finished goods from Braemar, a wholly-owned subsidiary of Biosensor in 1999. In addition, approximately $88,000 of receivables from Braemar were offset against additional overdue amounts owed by the Company to Braemar. The balance due of approximately $210,000 remained due to Braemar by the Company under the Plan of Reorganization filed under Chapter 11.

The Company had purchased approximately $145,000 of inventory from Biosensor. The Company has not paid Biosensor for these inventory purchases. At various times during 1999, Biosensor extended cash advances and loans to the Company to enable the Company to meet payroll and other time critical cash needs. These advances and loans, which were not evidenced by notes, totaled approximately $248,000. The entire amount of the inventory purchases, advances and loans remained due to Biosensor by the Company under the Plan of Reorganization fileld under Chapter 11.

Biosensor and its subsidiaries agreed not to participate in distributions of payments toward unsecured claims, although their claims exceeded unsecured claims by all nonaffiliated creditors combined. Biosensor and subsidiaries claims totaled approximately $603,000.


6.	Notes Payable and Long-Term Debt
As of June 30, 2000 and 1999, the Company had no outstanding notes payable or long-term debt. Pursuant to the Plan of Reorganization filed under Chapter 11, the Company sold all its assets to Biosensor and Biosensor assumed all of the secured debt of the Company.


7.	Income Taxes
The components of net deferred taxes were as follows:

June 30,                                        		2000           		1999

Deferred tax assets:
  General business tax credits                $		170,115      $		170,115
  Operating loss carryforwards                 1,492,906       1,455,937
                                               1,663,021       1,626,052

Less valuation allowance                      (1,663,021)     (1,626,052)

                                              $     		-       $	     	-



The Company has total net operating loss carryforwards of approximately $3.8 million available at June 30, 2000, which may be offset against future taxable income through 2014. The eventual utilization of these tax loss carryforwards will be limited due to the changes in the ownership of the Company. As a result of uncertainties regarding the Company's ability to realize its deferred tax assets, valuation allowances equal to the entire amount of such net assets have been recorded at June 30, 2000 and 1999. No income tax expense is reflected in the statement of operations due to the utilization of loss carryforwards.


8.	Stock Options
The Company had reserved 750,000 shares of authorized common stock for issuance pursuant to the terms of an Incentive Stock Option Plan.

Stock options are granted at prices not less than 100% of the fair market value of common shares at the date of the grant and expire five years from the date of grant. On May 12, 1999, all employees of the Company were terminated and became employees of Biosensor. Pursuant to the terms of the Incentive Stock Option Plan, the employee stock options expired 90 days after the date of employee termination. Stock option activity during 1999 is as follows:

                                               Exercise Price
                             Number shares   	Weighted average
                                                  per share       		Total

Outstanding at
June 30, 1999                   602,500          	$	.2439        	$ 146,925


During 2000, no options to purchase shares were granted or exercised and all options were terminated. As of June 30, 2000, there were no outstanding options to purchase of common stock under the plan.

9.	Commitments and Contingencies
The Company has product liability insurance under a blanket policy that covers Biotel and its subsidiaries. The nature and extent of liability for product defect is uncertain. There are no known product liability claims and management presently believes that there is no material risk of loss to the Company from product liability claims against the Company. As of May 12, 1999, Biosensor Corporation assumed all of the Company's product liabilities.


During 1993, the Securities and Exchange Commission (SEC) commenced a private investigation of the Company's accounting and record keeping practices to determine if violations of Federal securities laws have occurred. On September 5, 1996, the SEC accepted an offer of settlement whereby the Company, the Company's former President, and the Company's former Vice President, without admitting or denying any wrongdoing, signed a consent decree to cease and desist from committing or causing any violations and any future violations of certain sections of the Securities and Exchange Act. The cease and desist order provided for in the Order took effect on the date of the entry of the Commission's Order.


10.	Capital Stock 	Transactions
In July 1998, the Company's board approved a plan to sell the Company's
MICROS QV product line to Carolina Medical Inc., a majority holder of the Company's common stock, in exchange for all the 2,377 shares of Preferred Stock in the Company (having a face value of $2,377,000), and the unpaid dividends of $162,981. In October 1998, the Plan that had been approved by both Companies' Boards was completed, and all of the shares of the Company's Preferred Stock were retired.

Additionally, in July 1998, Carolina Medical Inc. was merged into and with CMI of Minnesota (CMI). CMI also owns Braemar, Inc., a North Carolina corporation with operations in Minnesota. On July 23, 1998, all of outstanding shares of CMI were acquired by Biosensor Corporation (Biosensor) pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor, dated May 29, 1998. Because the former shareholders of CMI effectively control Biosensor after the transaction, the transaction will be recorded as a "reverse acquisition" whereby CMI was deemed to have acquired Biosensor. On May 23, 1999, the stockholders of Biosensor voted to change the name of Biosensor Corporation to BIOTEL, Inc.

On February 29, 2000, in accordance with the vote of the majority of the shares of common stock of the Company, an amendment of the Certificate of Incorporation was filed with the Secretary of State of Delaware changing the name of Advanced Medical Products Inc. to ADVA International Inc., effecting a one share for ten share reverse split of all the common stock issued and outstanding, and authorizing the Company to issue 20,010,000 shares, of which 20,000,000 shares shall be common stock, all for which shall have a par value of $0.001, and 4,000 shares shall be Class A Preferred Stock all of which shall have no par value, and 6,000 shares of Class B Preferred Stock all of which shall have no par value.

On March 24, 2000, the Company issued 120,000 shares of common stock for consulting services performed in seeking potential reverse merger candidates. Whereas the Company had no financial resources to pay for services, the Company issued 60,000 shares of common stock for four members of a Committee formed by the Company's Board and 60,000 shares to an outside consulting firm for services performed. The fair market value of these shares were determined to be $0.65 a share, therefore, the amount of consulting fees charged to expense on the statement of operations for 2000 was $78,000.

On June 17, 2000, the Company entered into a definitive agreement of Stock Exchange to acquire all the outstanding shares of common stock of Global Information Group USA, Inc. ("GIG") in exchange for 12,468,750 common shares of the Company, or approximately 95% of the total number of common shares outstanding after giving effect to the transaction.
The remaining 716,250 common shares, approximately 5%, will continue to be held by the existing stockholders of the Company. As a result of the transaction, GIG will become a wholly-owned subsidiary of the Company and operations of GIG will essentially become those of the Company.
GIG develops and markets applications software that runs on the LINUX Operating System.

In addition, GIG will pay the Company a $300,000 transaction fee, which shall be used by the Company to pay creditors of the Company under the Advanced Medical Products Inc. name as debtor-in-possession.


11.	Employee Benefits
The Company had a defined contribution 401(k) plan covering substantially all employees. Participants may contribute up to 15% of their annual compensation to the plan. The Company had the discretion to match 25% of a participant's contribution up to 4% of salary. There were no Company contributions for the year ended June 30, 1999. On May 12, 1999, all employees of the Company were terminated and became employees of Biosensor.

In June 2000, the 401(k) plan was closed and all funds in the plan were distributed.