Form 10QSB
period 2000-09-30
ADVANCED MEDICAL PRODUCTS INC
filed 2000-10-10
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C.   20549
                                    FORM 10-QSB

(mark one)
__X___Quarterly report under Section 13 or 15 of the Securities
Exchange Act of 1934.

For the quarterly period ended September 30, 2000.

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

YES __X___    NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
716,277 at  October 4 , 2000.


                          PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                            ADVA International Inc.
                                Balance Sheet

			  				                                     Sept. 30, 2000    June 30, 2000
			                                             (unaudited)

CURRENT ASSETS:
Cash                                 					     $       116       $       107
Total Current Assets                                   116               107

      Total Assets                                     116               107

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:							                            -0-               -0-
     Total Current Liabilities                         -0-               -0-

Liabilities Subject to Compromise					              39,779         		 39,770
     Total Liabilities                              39,779            39,770

Stockholders' Equity:
Common Stock, $0.01 par value; authorized
  20,000,000 shares, 716495 shares issued
  and outstanding at September 30, 1999
  and at June 30, 1999.		                              716               716

Additional Paid-In Capital                       4,950,377         4,959,377

Accumulated Deficit                             (4,990,756)       (4,990,756)

Total Stockholders' Equity (Deficit)               (39,663)          (39,663)

     Total Liabilities and Stockholders Equity $       116       $       107




The accompanying notes are an integral part of these financial statements.







                          Advanced Medical Products Inc.
                 Statement of Operations and Accumulated Deficit


           								                      		       Three Months Ended
			  				                                 Sept. 30, 2000       Sept. 30, 1999
	                                				       (unaudited)          (unaudited)

Net Sales                                  $       -0-          $       -0-
Cost of Sales                                      -0-                  -0-
     Gross Profit                                  -0-                  -0-

Selling, General and Administrative                -0-                  -0-
Research and Development                           -0-                  -0-
Interest Expenses                                  -0-                  -0-
     Income Before Income Taxes                    -0-                  -0-
Provision For Income Taxes                         -0-                  -0-
     Net Income                                    -0-                  -0-

Accumulated Deficit - Beginning of Period    (4,990,756)          (4,813,468)

Accumulated Deficit - End of Period         $(4,990,756)         $(4,813,468)

Net Income (Loss) Applicable to
  Common Shares                             $      -0-           $      -0-

Earnings Per Share Data:  (Note 8)
     Net Income (Loss)                      $      -0-           $      -0-

Weighted Average Number of Common
  Shares Outstanding                            716,277           	  596,250













The accompanying notes are an integral part of these financial statements.


                        Advanced Medical Products Inc.
                           Statement of Cash Flows

                                      										     Three Months Ended
			  				                                   Sept. 30, 2000    Sept. 30, 1999
	                                				        (unaudited)        (unaudited)
Cash flows from operating activities:
Net Income                                  $ 	      -0-   		 $         -0-
  Cash provided (used) by operating activities:
     Depreciation and amortization                   -0-		              -0-
     Provision for doubtful accounts                 -0-	  	            -0-
     Change in assets and liabilities:
        Accounts receivable                          -0-		              -0-
        Inventory                                    -0-			             -0-
        Other assets                                 -0-			             -0-
        Accounts payable                             -0-			             -0-
        Other current liabilities                    -0- 			            -0-
Total adjustments                                    -0-			             -0-

Net cash provided (used) by operating activities     -0-  			           -0-


Operating cash from liabilities subject to compromise
     Cash used to satisfy professional fees and
       administrative expenses					                  (76) 		        (43,784)
     Cash used to pay priority tax claims            -0- 		         (18,000)
     Refunds							                                   85 	             	-0-
Cash flows used by investing activities:
  Capital expenditures                               -0-          		    -0-
  Capitalization of software costs                   -0-     	          -0-
Net cash used by investing activities                -0-  		            -0-
Cash flows provided (used) by financing activities:
  Net increase in short term notes                   -0- 			            -0-
  Payments on long-term debt                         -0-                -0-
Net cash provided (used) by financing activities     -0- 			            -0-
Net increase (decrease) in cash 			                    9            (61,784)
Cash, beginning of period                            107             64,073

Cash, end of period                            $     116         $    2,289
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                 	$     -0- 	       $      -0-
     Income taxes                              $     -0-         $      -0-


The accompanying notes are an integral part of these financial statements.


Advanced Medical Products Inc.
Notes to Financial Statements

1.	Basis of Presentation
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

On May 10, 1999 Biotel Inc.(Biotel), the Company's majority shareholder, purchased the assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. In addition, Biotel made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biotel and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of Advanced Medical purchased by Biotel were consolidated with the operating assets and liabilities of Biosensor Corporation (whose name was changed to Biotel Inc.), and the assets and liabilities of Diagnostic Monitoring, purchased by Biotel from Cardiac Science Inc. on December 31, 1998, into Advanced Biosensor, Inc., a new wholly owned subsidiary of Biotel, which agreed to assume Advanced Medical's lease obligations and to continue to operate the business at the present Columbia, SC location.

The Company filed the Final Report in Chapter 11 Proceeding with the Court on October 5, 1999, and the Final Decree closing the bankruptcy case was issued by the Court on November 9, 1999. The United States Bankruptcy Court for the
District of South Carolina issued an order on May 5, 2000 approving a modification to the confirmed Plan of Reorganization of Advanced Medical Products, Inc., debtor-in-possession, which deletes the provisions for dissolution of the corporation and the extinguishment of the existing shares of ADVA stock, and substitutes provisions stating that the corporation will continue its existence and the existing shares of stock will remain valid. The court re-opened the case and issued the order approving and amending the Plan of Reorganization in order that a transaction fee could be realized for the benefit of creditors of Advanced Medical
Products, Inc. and the payment of certain transaction related expenses.

3.	Changes  to Corporate Structure and Related Party Transactions

On February 29, 2000, in accordance with the Information Statement mailed to shareholders on or about January 7, 2000, and the vote of the majority of the shares of common stock of Advanced Medical Products Inc., a Certificate of Amendment of the Certificate of Incorporation was filed with the Secretary of State of Delaware changing the name of Advanced Medical Products, Inc. to ADVA International Inc., effecting a one share for ten shares reverse split of all of the common stock issued and outstanding, and authorizing the Company to issue 20,010,000 shares, of which 20,000,000 shares shall be common stock, all of which shall have a par value of $0.001, amounting in the aggregate to $20,000, and 4,000 shares shall be Class A Preferred Stock all of which shall have no par value, and 6,000 shares of Class B Preferred Stock all of which shall have no par value. The common stock trading symbol on the NASDAQ Bulletin Board for the Company was changed to "ADII" in March 2000. All references to shares and per share data in this Annual Report give retroactive effect to all reverse splits and re-capitalizations discussed herein.

4.	Capital Stock Transactions

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

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

Forward Looking Statements
This and other sections of this report contain "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995, which represent the
Company's expectations concerning future events including future cash flows, results of operations, By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made herein or from time to time by or on behalf of the Company.

The following discussion should be read in conjunction with the accompanying Financial Statements, including the notes thereto, appearing elsewhere herein.

Results of Operations
The Company had no operations and no sales for the three months ended September 30, 2000 or the three months ended
September 30,1999. There were no selling, general or administrative expenses and no research and development costs, and there was no net income.

During the first three months ended September 30, 2000, cash increased by $9 due to bank credits, and liabilities increased by $9 since all cash received must be eventually distributed to creditors of Advanced Medical Products, debtor in possession.

Liquidity and Capital Resources

The Company ceased operations on May 11, 1999. The cash available on September 30, 2000 of $116 was insufficient to meet remaining priority claims totaling $39,779. No capital resources were available to the Company on September 30, 2000, and there was no liquidity.


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


Dated:  October 10, 2000