Form 10KSB/A
period 2000-06-30
ADVA INTERNATIONAL INC
filed 2000-10-17
CIK 807732

Item 13.  Exhibits List and Reports on Form 8-K

(a) The following Exhibits are incorporated herein by reference or are filed with this Report as indicated below.

2.1 Agreement of Stock Exchange dated June 19, 2000 (1)

	2.2	Amendment to Agreement of Stock Exchange dated July 14, 2000.

  3.1	Certificate of Incorporation (as amended)

  3.2 By-Laws

4.1 Common Stock Certificate

10.1 Advanced Medical Products Inc. Amended and Restated Stock Option
Plan.

10.2 Amendment to Lease with T & L A Partnership dated March 15, 1999.

10.3  Focus Tech Consulting Agreement dated February 5, 2000

10.4  2000 Consulting Plan dated February 4, 2000 (2)

99.1 Plan of Reorganization dated March 23, 1999 (3)

99.2 Amendment to Plan of Reorganization dated June 15, 1999 (4)

99.3 Final Report in Chapter 11 Proceeding dated September 27, 1999(5)

99.4 Order Authorizing Modification of Confirmed Plan entered May 5,
2000

99.5 Order Granting Relief From Expense Provision of Order Authorizing Modification of Confirmed Plan Entered on May 5, 2000.

(1) Filed as Exhibit 2 to the Registrant's Report on form 8-K dated June 19, 2000, which is hereby incorporated by reference.

(2) Filed as Exhibit 99 to the Registrant's Registration Statement on Form S-8 filed March 17, 2000, which is hereby incorporated by reference.

(3) Filed as Exhibit 1 to the Registrant's Report on Form 8-K dated October 23, 1998, which is hereby incorporated by reference.

(4) Filed as Exhibit 2 to the Registrant's Report on Form 8-K dated October 23, 1998, which is hereby incorporated by reference.



(5) Filed as Exhibit 3 to the Registrant's Report on Form 8-K dated October 23, 1998, which is hereby incorporated by reference.

(b) Reports on Form 8-K

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



EXHIBIT 2.2


AMENDMENT

TO

AGREEMENT OF STOCK EXCHANGE

AMENDMENT ("Amendment"), dated as of July 14, 2000, to that
certain Agreement of Stock Exchange dated 15 June 2000 (the
"Agreement") by and among Anthony E. Mohr, Jolec Trading Limited, Hugo Heerema, FOG Investments, Ltd., Equation Ventures N.V., Linares Capital Limited, Heydael B.V., Henri B. G. Sijthoff, Charles Langereis, Jouke V.J.P. Brada, Femia E. van Wulfften Palthe, Leonard van Hulst, Nicole E.A.M. Aarts, Fiona N. van Hulst, Viewmont Holdings Limited, Moana Lake Finance Corp., Sorensen's Securities Ltd. and Hacken Investments
Limited, (individually, a "Seller" and collectively, the "Sellers");
ADVA International Inc., a Delaware corporation ("Buyer"); Global Information Group USA Inc., a Delaware corporation (the "Company") and Biotel, Inc. ("Biotel").
RECITALS
WHEREAS, the parties to this Amendment are all of the parties to the Agreement;
WHEREAS, Section 8.3 of the Agreement provides that the parties have the right to amend the Agreement provided such amendment is evidenced by an instrument in writing signed on behalf of each of the parties.
WHEREAS, each of the parties desires to amend the Agreement as set forth in this Amendment.
NOW THEREFORE, in consideration of the premises and the mutual representations hereinafter set forth and intending to be legally bound hereby, the parties hereto agree as follows:
     		1. 	All capitalized terms used but not defined herein
shall have the meanings given to them in the Agreement.
	     	2. 	Clause 8.1.2 of the Agreement is amended to read as
follows:
"by Sellers, the Company or Buyer, (i) if the
Closing Date shall not have occurred on or prior to August 31, 2000, unless the failure of such occurrence shall be due to the failure of the party seeking to terminate this Agreement to perform or observe its agreements and conditions set forth herein to be performed or observed by such party at or before the Closing date; or (ii) if it has become reasonably certain that any condition specified in Article
6 of this Agreement will not be satisfied and such condition has not been waived by the party having the power to waive such condition. The
Closing Date may be extended by mutual
agreement of the parties hereto."

3. The Agreement, as amended by this Amendment, shall remain in full force and effect in accordance with its terms.
4. This Amendment may be executed in several counterparts, each of which shall constitute an original and all of which, when taken together, shall constitute one agreement.
IN WITNESS WHEREOF, the parties to this Amendment have caused this Amendment to be executed and delivered as of the date first set forth above.
SELLERS:

/s/Anthony E. Mohr
ANTHONY E. MOHR

/s/Henk Smit, power-of-attorney for
Henri B. G. Sijthoff
HENRI B.G. SIJTHOFF

JOLEC TRADING LIMITED

/s/Intertrust (Curacao) N.V.
By:  Intertrust (Curacao) N.V.,
        Managing Director


/s/Henk Smit, power-of-attorney for
Charles Langereis
CHARLES LANGEREIS


/s/ Philip L. van Wijngaarden, power-
of-attorney for Hugo Heerema
HUGO HEEREMA



/s/Henk Smit, power-of-attorney for
Jouke V.J.P. Brada
JOUKE V.J.P. BRADA

FOG INVESTMENTS, LTD.

/s/Anthony E. Mohr
 .
By:  Anthony E. Mohr, power-of-
attorney for
Fog Investments, ltd.


VIEWMONT HOLDINGS, LTD.

/s/Intertrust (Curacao) N.V.
 .
By:  Intertrust (Curacao) N.V.,
        Managing Director

EQUATION VENTURES N.V.

/s/Intertrust (Curacao) N.V.
By:  Intertrust (Curacao) N.V.,
        Managing Director


MOANA LAKE FINANCING CORP.

/s/Intertrust (Curacao) N.V.
By:  Intertrust (Curacao) N.V.,
        Managing Director

LINARES CAPITAL LIMITED

/s/Intertrust (Curacao) N.V.
By:  Intertrust (Curacao) N.V.,
        Managing Director


SORENSEN'S SECURITIES LTD.

/s/Intertrust (Curacao) N.V.
By:  Intertrust (Curacao) N.V.,
        Managing Director



HEYDAEL B.V.

/s/ Henk Smit
By:  Henk Smit, power-of-attorney for
Heydael B.V.
HACKEN INVESTMENTS LIMITED

/s/Philip L. van Wijngaarden
By:  Philip L. van Wijngaarden,
power-of-attorney for Hacken
Investments Limited


/s/ Philip L. van Wijngaarden, power-
of-attorney for Femia E. van Wulfften
Palthe
FEMIA E. VAN WULFFTEN PALTHE


/s/ Philip L. van Wijngaarden, power-
of-attorney for Leonard van Hulst
LEONARD VAN HULST

/s/ Philip L. van Wijngaarden, power-
of-attorney for Nicole E.A.M. Aarts
NICOLE E.A.M. AARTS


/s/ Philip L. van Wijngaarden, power-
of-attorney for Fiona N. Van Hulst
FIONA N. VAN HULST




					BIOTEL, INC.


By: /s/Ronald G. Moyer_______________
    					Title:  President




GLOBAL INFORMATION GROUP USA, INC.	         ADVA INTERNATIONAL INC.
(the "Company"):					   (the "Buyer")



By: /s/Anthony E. Mohr_________________	By: /s/George L. Down
    	Title:  	President			    Title:  President






EXHIBIT 3.1


CERTIFICATE OF INCORPORATION

OF

ADVA INTERNATIONAL, INC. (AS AMENDED)


1.	The name of the corporation is:

ADVA INTERNATIONAL, INC.

2.	The address of its registered office in the State of
Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

3.	The nature of the business or purposes to be conducted or
promoted is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

4.	The aggregate number of shares which the Company shall have
authority to issue is 20,010,000 shares, of which 20,000,000 shares shall be common stock, all of which shall have a par value of $0.001, amounting in the aggregate to $20,000, and 4,000 shares shall be Class A Preferred Stock all of which shall have no par value, and 6,000 shares of Class B Preferred Stock all of which shall have no par value. The designations and preferences, conversions and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of the shares of stock are as follows:

1.	Dividends.

(a)	The holders of Class A Preferred Stock shall be
entitled to receive, out of funds legally available for that purpose, cash dividends at the rate of $50.00per annum per share, and no more. Such dividends shall be cumulative from the date of issuance of the Class A Preferred Stock and shall be payable in arrears, when and as declared by the board of directors, on December 31 of each year (each such date being herein referred to as a Dividend Payment
Date), commencing December 31, 1992. The annual period between consecutive Dividend Payment Dates shall hereinafter be referred to as a Dividend Period. Dividends accumulated in arrears for any past Dividend Periods may be declared and paid at any time, without reference to any Dividend Payment Date, to holders of record on such date, not exceeding 50 days preceding the payment date thereof, as may be fixed by the board of directors.


(b)	In the event full cash dividends are not paid
or made available to the holders of all outstanding shares of Class A Preferred Stock, and funds available shall be insufficient to permit payment in full in cash to all such holders of the preferential amounts to which they are then entitled, the entire amount available for payment of cash dividends shall be distributed among the holders of the Class A Preferred Stock ratably in proportion to the full amount to which they would be otherwise be respectively entitled, and any remainder not paid in cash to the holders of the Class A Preferred Stock shall cumulate as provided in subsection 1(c) below. In the event such dividends (and interest thereon) are not paid for two consecutive Dividend
Payment Dates, the holders of the Class A Preferred Stock shall be entitled, at its option exercised by written notice to the corporation within 30 days from the second consecutive Dividend Payment Date, to convert such unpaid dividends (and interest thereon) to the date of exercise, to shares of common stock at a conversion price equal to the fair market value of the common stock. If the common stock is listed on a national securities exchange or exchanges, the fair market value shall be deemed to be the highest closing price of common stock on the securities exchange on which the common stock is principally traded on the date of exercise or, if no sale of common stock has been made on any securities exchange on that day, the fair market value shall be determined by reference to such price for the next preceding day on which a sale occurred. If the common stock is not listed on any national securities exchange, the fair market value shall be the mean between the closing dealer bid and ask prices for the common stock as quoted by NASDAQ for the date of exercise, and if no bid and ask prices are quoted for the date of exercise, the fair market value shall be determined by reference to such prices on the next preceding day on which such prices were quoted. If the common stock is not traded on a national securities exchange, and no closing dealer bid and ask prices are available, then the fair market value shall be determined by the board of directors in good faith. Upon receipt of notice of exercise, the corporation shall promptly issue or cause to be issued to the holders of the Class A Preferred Stock the shares of common stock to which such holders are entitled pursuant to this subsection 1(b).

(c)	If, on any Dividend Payment Date, the holders
of the Class A Preferred Stock shall not have received the full dividends provided for in the other provisions of this
Section 1, then such dividends shall, together with interest thereon accruing from such Dividend Payment Date at a rate of 10% per annum, cumulate, whether or not earned or declared, with additional dividends thereon for each succeeding full Dividend Period during which such dividends and interest shall remain unpaid. Unpaid dividends and interest for any period less than a full Dividend Period shall cumulate on a day-to-day basis and shall be computed on the basis of a 360 day year.


(d)	So long as any shares of Class A Preferred
Stock be outstanding, the corporation shall not declare or pay on any common stock any dividend whatsoever, whether in cash, property or otherwise (other than dividends payable in shares of the class or series upon which such dividends are declared or paid, or payable in shares of common stock, together with cash in lieu of fractional shares), unless all dividends to which the holders of Class A Preferred
Stock shall have been entitled for all previous Dividend
Periods shall have been paid.

2.	No Voting Rights.  The holders of the Class A
Preferred Stock shall have no vote, except as expressly set forth in Section 5 hereof, on any action to be taken by the shareholders of the corporation.

3.	Conversion.  Other than as set forth in Section 1(b)
above, the holders of the Class A Preferred Stock shall have no conversion rights.

4.	Liquidation Preference.

(a)	In the event of any liquidation, dissolution or
winding up of the corporation, whether voluntary or involuntary, the holders of Class A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets (whether capital or surplus) of the corporation to the holders of the corporations common stock by reason of their ownership thereof, the amount of $1,000.00 per share for each share of Class A Preferred Stock then held by them and, in addition, the cumulative amount of all dividends (and interest, if any, thereon) accrued but unpaid thereon to the date of final distribution to such holders. If upon the occurrence of such event, the assets thus distributed among the holders of the Class A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amount, then the entire assets of the corporation legally available for distribution shall be distributed among the holders of the Class A Preferred
Stock in proportion to the shares of Class A Preferred
Stock then held by them.

(b)	In the event of a liquidation, dissolution or
winding up of the corporation (whether voluntary or involuntary) resulting in the availability of assets other than cash for distribution to the holders of Class A
Preferred Stock, the amount deemed distributed to such holders shall be the cash or the value of the property, rights or securities distributed to such holders by the corporation or the acquiring corporation. The value of such property, rights or other securities shall be determined by the board of directors of the corporation acting in good faith and with due care.

5.	Redemption.


(a)	The corporation may redeem all but no less than
all of the Class A Preferred Stock at any time after October 15, 1994, by delivering written notice of redemption to the holders of the Class A Preferred Stock.

(b)	A majority of the holders of the Class A
Preferred Stock may require the corporation to redeem the Class A Preferred Stock by written notice to the corporation at any time after the earlier of the expiration of the Distribution Agreement by and between the corporation and Nishimoto Sangyo Company Ltd. dated
September 8, 1992 or upon the termination of such Agreement by reason of the default of the corporation thereunder, or in the event of a change of control of the corporation of a nature which would be required to be reported in response to Item 6(e) of Schedule 14A promulgated under the Securities Exchange Act of 1934, as amended, if the corporation were then subject to such reporting requirements.

(c)	The corporation shall redeem all Class A
Preferred Stock not previously redeemed on October 15, 2002.

(d)	The redemption price shall be $1,000.00 per
share plus the cumulative amount of all dividends (and interest, if any, thereon) accruing but unpaid with respect to Class A Preferred Stock as described in Section 1 above.
Such redemption price shall be paid on the date of redemption in the event of (i) a redemption at the option of the corporation or (ii) the mandatory redemption pursuant to paragraph (c) of this Section 5, and shall be paid in three equal annual installments, commencing on the date of redemption and continuing on the first two anniversaries thereof, in the event of redemption at the option of a majority of the holders of the Class A
Preferred Stock.

6.	Covenants.  In addition to any other rights provided
by law, so long as any Class A Preferred Stock shall be outstanding, the corporation shall not, without first obtaining the affirmative vote or written consent of the holders of not less than a majority of such outstanding shares of Class A Preferred Stock, voting separately as a class:

(a)	Authorize or issue shares of any class of stock
having any preference or priority superior to or on a parity with any such preference or priority of the Class A
Preferred Stock, or authorize or issue shares of stock of any class or any bonds, debentures, notes or other obligations convertible into or exchangeable for, or having option rights to purchase, any shares of stock of the corporation having any preference or priority superior to or on a parity with any such preference or priority of Class A Preferred Stock; or


(b)	Reclassify any common stock into shares having
any preference or priority superior to or on a parity with any such preference or priority of the Class A Preferred
Stock; or

(c) Amend, directly or indirectly, this Certificate of Incorporation in any manner that would alter or change the powers, preferences or special rights of the Class A
	Preferred Stock.

7. Residual Rights. All rights accruing to the outstanding shares of the corporation not expressly provided for to the contrary herein shall be vested in the common stock.

8. Class B Preferred Stock. All Class B Preferred Stock shall be blank check preferred stock, issuable in one or more series. The term blank check preferred stock refers to stock for which the designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, including voting rights (subject to the limitations described below), qualifications, limitations or restrictions thereof (collectively, the "Designations") are determined by the board of directors of a company. Under this amendment, the Board of Directors can authorize the issuance, at any time or from time to time, of one or more series of Preferred Stock (subject to approval of the holders of a majority of the issued and outstanding Class A Preferred stock, and further stockholder approval if required by law). In addition, the Board of Directors would determine all designations, relative rights, preferences and limitations of such stock, including but not limited to the following: designation of series and numbers of shares; dividend rights; rights upon liquidation or distribution of assets of the Company; conversion or exchange rights; redemption provisions; sinking fund provisions and voting rights; provided that the holders of shares of Preferred Stock will not be entitled to more than the greater of (i) one vote per $100 of liquidation value or
	(ii) one vote per share when voting as a class with holders of shares of capital stock generally, and will not be entitled to vote separately as a class except where such class or series of Preferred Stock is adversely affected. No holder of shares of the Company will have any preemptive rights to acquire any securities of the Company.

The Board of Directors is expressly authorized at any time to adopt resolutions providing for the issuance of, or providing for a change in the number of, shares of any particular series of Class B Preferred Stock and, if and to the extent from time to time required by law, to file a Certificate of Designations which is effective without stockholder action to increase or decrease the number of shares included in each series of Class B Preferred Stock (but not to decrease the number of shares in any series below the number of shares then issued), and to set or change in any one or more respects the designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms and conditions of redemption relating to the shares of each series.


Notwithstanding the broad grant of authority described above to issue one or more series of Class B Preferred Stock without further stockholder approval, if any series of Class B Preferred Stock will enjoy any preference or priority superior to, or on parity with, any such preference or priority of Class A Preferred Stock, or would have rights upon conversion or exchange into any other securities of the Corporation prior or superior to, or on parity with, the Class A Preferred Stock, the Corporation shall obtain the approval of a Majority of the issued and outstanding shares of Class A Preferred Stock, either present at a stockholder's meeting or by written consent in lieu of a meeting, before issuing any shares of such series.

5.	The name and mailing address of each incorporator is as
follows:
NAME				MAILING ADDRESS

D. A. Hampton			Corporation Trust Center
1209 Orange Street
Wilmington, Delaware 19801

J. A. Grodzicki			Corporation Trust Center
1209 Orange Street
Wilmington, Delaware 19801

S. J. Queppet			Corporation Trust Center
1209 Orange Street
Wilmington, Delaware 19801

6.	The corporation is to have perpetual existence.

7.	In furtherance and not in limitation of the powers
conferred by statute, the board of directors is expressly authorized to make, alter or repeal the bylaws of the corporation.

8.	Elections of directors need not be by written ballot unless
the bylaws of the corporation shall so provide.

9.	Meetings of stockholders may be held within or without the
State of Delaware, as the bylaws may provide.

	10.	The books of the corporation may be kept (subject to any
provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the bylaws of the corporation.

11. To the fullest extent permitted by the Delaware General
Corporation Law as the same exists or may hereafter be amended, a director of this corporation shall not be liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director.

12.	The corporation reserves the right to amend, alter, change
or repeal any provision contained in this certificate of incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

The foregoing is certified to be a true and correct copy of the Certificate of Incorporation of ADVA International, Inc., as amended, as of October 17, 2000.



/s/Deborah Riente
   Secretary























EXHIBIT 3.2

ADVA International Inc.
B Y - L A W S

ARTICLE I
OFFICES
Section 1. The registered office shall be in the City of Wilmington, County of New Castle, State of Delaware.
Section 2. The corporation may also have offices at such other places both within and without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.
ARTICLE II
MEETINGS OF
STOCKHOLDERS
Section 1. All meetings of the stockholders for the election of directors shall be held in the City of Columbia, State of South Carolina, at such place as may be fixed from time to time by the board of directors, or at such other place either within or without the State of Delaware as shall be designated from time to time by the board of directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.
Section 2. Annual meetings of stockholders, commencing with the year 1987, shall be held on the third Tuesday in September (May, 1987 Amendment)if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 A. M., or at such other date and time as shall be designated from time to time by the board of directors and stated in the notice of the meeting, at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.
Section 3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting.
Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.
Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the president and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.
Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than sixty days before the date of the meeting, to each stockholder entitled to vote at such meeting.
Section 7. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.
Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.
Section 9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question.
Section 10. Unless otherwise provided in the certificate of incorporation each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.
Section 11. Unless otherwise provided in the certificate of incorporation, any action required to be taken at any annual or special meeting of stockholders of the corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.
ARTICLE III
DIRECTORS
Section 1. The number of directors which shall constitute the whole board shall be not less than three nor more than nine. The first board shall consist of three directors. Thereafter, within the limits above specified, the number of directors shall be determined by resolution of the board of directors or by the stockholders at the annual meeting. The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 2 of this Article, and each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.
Section 2. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no directors in office, then an election of directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created directorship, the directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), the Court of Chancery may, upon application of any stockholder or stockholders holding at least ten percent of the total number of the shares at the time outstanding having the right to vote for such directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the directors chosen by the directors then in office.
Section 3. The business of the corporation shall be managed by or under the direction of its board of directors which may exercise all such power s of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.
MEETINGS OF THE BOARD OF DIRECTORS
Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.
Section 5. The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected board of directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as-shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.
Section 6. Regular meetings of the board of directors may be held without notice at such time and at such place as shall from time to time be determined by the board.
Section 7. Special meetings of the board may be called by the president on two days' notice to each director, either personally or by mail or by telegram; special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two directors unless the board consists of only one director; in which case special meetings shall be called by the president or secretary in like manner and on like notice on the written request of the sole director.
Section 8. At all meetings of the board a majority of the directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the board of directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.
Section 9. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.
Section 10. Unless otherwise restricted by the certificate of incorporation or these by-laws, members of the board of directors, or any committee designated by the board of directors, may participate in a meeting of the board of directors, or any committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.


COMMITTEES OF DIRECTORS
Section 11. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee.
Any such committee, to the extent provided in the resolution of the board of directors, shall have and may exercise all the powers and authority of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation,(except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the board of directors as provided in Section 151(a) fix any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation) adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the by-laws of the corporation; and, unless the resolution or the certificate of incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock or to adopt a certificate of ownership and merger. Such ccmmittee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.
Section 12. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required. COMPENSATION OF DIRECTORS
 	Section 13. Unless otherwise restricted by the certificate of incorporation or these by-laws, the board of directors shall have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.
REMOVAL OF DIRECTORS
 	Section 14. Unless otherwise restricted by the certificate of incorporation or by law, any director or the entire board of directors may be removed, with or without cause, by the holders of a majority of shares entitled to vote at an election of directors.
ARTICLE IV
NOTICES
Section 1. Whenever, under the provisions of the statutes or of the certificate of incorporation or of these by-laws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to directors may also be given by telegram.
Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation or of these by-laws a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.
ARTICLE V
OFFICERS
Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a president, a vice-president, a secretary and a treasurer. The board of directors may also choose additional vice-presidents, and one or more assistant secretaries and assistant treasurers. Any number of offices may be held by the same person, unless the certificate of incorporation or these by-laws otherwise provide.
Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, one or more vice-presidents, a secretary and a treasurer.
Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.
Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.
Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.
THE PRESIDENT
Section 6. The president shall be the chief executive officer of the corporation, shall preside at all meetings of the stockholders and the board of directors, shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect.
Section 7. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.
THE VICE-PRESIDENTS
Section 8. In the absence of the president or in the event of his inability or refusal to act, the vice-president (or in the event there be more than one vice-president, the vice-presidents in the order designated by the directors, or in the absence of any designation, then in the order of their election) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice-presidents shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.
THE SECRETARY AND ASSISTANT SECRETARY
Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall have custody of the corporate seal of the corporation and he, or an assistant secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such assistant secretary. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by his signature.
Section 10. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors (or if there be no such determination, then in the order of their election) shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.


THE TREASURER AND ASSISTANT TREASURERS
Section 11. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.
Section 12. He shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.
Section 13. If required by the board of directors, he shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.
Section 14. The assistant treasurer, or if there shall be more than one, the assistant treasurers in the order determined by the board of directors (or if there be no such determination, then in the order of their election) shall, in the absence of the treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the treasurer and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.
ARTICLE VI
CERTIFICATES FOR SHARES
Section 1. The shares of the corporation shall be represented by a certificate or shall be uncertificated. Certificates shall be signed by, or in the name of the corporation by, the chairman or vice-chairman of the board of directors, or the president or a vice-president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation.
Within a reasonable time after the issuance or transfer of uncertificated stock, the corporation shall send to the registered owner thereof a written notice containing the information required to be set forth or stated on certificates pursuant to Sections 151, 156, 202(a) or 218(a) or a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.
Section 2. Any of or all the signatures on a certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

LOST CERTIFICATES
Section 3. The board of directors may direct a new certificate or certificates or uncertificated shares to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates or uncertificated shares, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.
TRANSFER OF STOCK
Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignation or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books. Upon receipt of proper transfer instructions from the registered owner of uncertificated shares such uncertificated shares shall be cancelled and issuance of new equivalent uncertificated shares or certificated shares shall be made to the person entitled thereto and the transaction shall be recorded upon the books of the corporation.

FIXING RECORD DATE
Section 5. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting: provided, however, that the board of directors may fix a new record date for the adjourned meeting.
REGISTERED STOCKHOLDERS
Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, 'whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.




ARTICLE VII
GENERAL PROVISIONS
DIVIDENDS
Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.
Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.
ANNUAL STATEMENT
Section 3. The board of directors shall present at each annual meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the corporation.
CHECKS
Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.
FISCAL YEAR
Section 5. The fiscal year of the corporation shall be fixed by resolution of the board of directors.
SEAL
Section 6. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.
INDEMNIFICATION
Section 7. The corporation shall indemnify its officers, directors, employees and agents to the extent permitted by the General Corporation Law of Delaware.
ARTICLE VIII
AMENDMENTS
Section 1. These by-laws may be altered, amended or repealed or new by-laws may be adopted by the stockholders or by the board of directors, when such power is conferred upon the board of directors by the certificate of incorporation at any regular meeting of the stockholders or of the board of directors or at any special meeting of the stockholders or of the board of directors if notice of such alteration, amendment, repeal or adoption of new by-laws be contained in the notice of such special meeting. If the power to adopt, amend or repeal by-laws is conferred upon the board of directors by the certificate of incorporation it shall not divest or limit the power of the stockholders to adopt, amend or repeal by-laws.



EXHIBIT 4.1

(Front)
ADVA International Inc.

INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE

NUMBER                       						SHARES
AD
COMMON STOCK
CUSIP 00100W 10 8

SEE REVERSE FOR
CERTAIN DEFINITIONS
	THIS
	CERTIFIES
	THAT






		  is the
		owner of

FULLY PAID AND NON-ASSESSABLE SHARES OF COMMON STOCK OF THE PAR VALUE OF $.001 EACH OF

=======================ADVA International Inc.======================
transferable on the books of the Corporation by the holder hereof in person or by duly authorized attorney upon surrender of the Certificate properly endorsed. This Certificate and the shares represented hereby are issued and shall be subject to all the provisions of the Articles of Incorporation of the Corporation, as now or hereafter amended, to all of which the holder hereof by acceptance hereof assents. This Certificate is not valid unless countersigned by the Transfer Agent.
	WITNESS the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.
DATED:
COUNTERSIGNED BY:
VALLEY FORGE SOFTWARE CORP.
TRANSFER AGENT
  ADVA International Inc.
     CORPORATE SEAL
         1986						AUTHORIZED SIGNATURE
       DELAWARE
  SECRETARY  	      PRESIDENT



(Back)

The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations.

TEN COM - as tenants in common
	TEN ENT - as tenants by the entireties
	JT TEN  - as joint tenants with right of
		    survivorship and not as tenants
		    in common

UNIF GIFT MIN ACT - .....Custodian.....
								    (Cust)   (Minor)
under Uniform Gifts to Minors
Act........
(State)
Additional abbreviations may also be used though not in the above list.

For value received,            hereby sell, assign and transfer unto
PLEASE INSERT SOCIAL SECURITY OR OTHER
    IDENTIFYING NUMBER OF ASSIGNEE



(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE, OF
ASSIGNEE)






shares
of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint
                        Attorney to transfer the said stock on the books of the within named Corporation with full power of substitution in the premises.

Dated:




	NOTICE:  THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH
		   THE NAME AS WRITTEN UPON THE FACE OF THE CERTIFICATE IN EVERY PARTICULAR, WITHOUT ALTERATION OR
   ENLARGEMENT OR ANY CHANGE WHATEVER.


EXHIBIT 10.1


ADVANCED MEDICAL PRODUCTS INC.
AMENDED AND RESTATED
STOCK OPTION PLAN

1.	PURPOSE OF THE PLAN

The purpose of the Advanced Medical Products Inc.  Stock Option
Plan is to provide a method by which those directors and employees of the Company who are largely responsible for the management, growth and protection of the Company's business, and who are making and can continue to make substantial contributions to the success of such business, may be encouraged to acquire a larger stock ownership in the Company, thus increasing their proprietary interest in the Company, increasing their incentive to continue their service to and employment with the Company, and promoting the interests of the Company and all its stockholders. Accordingly, the Company will from time to time during the term of the Plan grant to such employees as may be selected in the manner provided in the Plan Options to purchase shares of Common Stock of the Company subject to the conditions hereinafter provided.


2. DEFINITIONS

Unless the context clearly indicates otherwise, the following terms have the meanings set forth below.

"Board of Directors" or "Board" means the Board of Directors of Advanced Medical Products Inc..

"Code" means the Internal Revenue Code of 1986, as amended.

"Committee" means the Stock Option Committee of the Board of Directors.

"Common Stock" means the common stock of Advanced Medical
Products Inc., $ .01 par value.

"Company" means Advanced Medical Products Inc.

"Director" means a member of the Board of Directors of Advanced
Medical Products Inc.

"Grant Date" as used with respect to a particular Option, means the date as of which such Option is granted by the Committee pursuant to the Plan.

"Incentive Stock Option" means an Option that qualifies as an Incentive Stock Option as described in Section 422 of the Code.

"Nonqualified Stock Option" means any Option other than an Incentive Stock Option.

"Option" means the right, granted by the Committee pursuant to
Section 5 below, to purchase shares of Common Stock. An Option shall be designated as either an "Incentive Stock Option" or a "Nonqualified Stock Option."

"Optionee" means an individual to whom an Option is granted by the Committee pursuant to the Plan.

"Plan" means this Advanced Medical Products Inc.  Stock Option
Plan as it may be amended from time to time.

"Total and Permanent Disability" as applied to an Optionee, means that the Optionee: (i) has established to the satisfaction of the Committee that the Optionee is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months (all within the meaning of Section 22(e)(3) of the Code); and (ii) has satisfied any other requirement imposed by the Committee.


3.	ADMINISTRATION OF THE PLAN

The Plan shall be administered by a Committee composed of two or more members who are appointed by the Board of Directors from its membership. No director shall be appointed as a member of the Committee who has, within the twelve months preceeding such appointment, been granted an option pursuant to the Plan or any other employee benefit plan of the Company. The Board may from time to time remove members from, or add members to, the Committee. Vacancies on the Committee, however caused, shall be filled by the Board. The Board shall select one of the Committee's members as Chairman. The Committee shall hold meetings at such times and places it may determine, subject to such rules as to procedures not inconsistent with the provisions of the Plan as are prescribed by the Board, set out in the By-Laws of the Company, or prescribed by the Committee itself. A majority of the number of members of the Committee then serving shall constitute a quorum for the transaction of business. Acts reduced to or approved in writing by a majority of the members of the Committee then serving shall be the valid acts of the Committee. A member of the Committee shall be eligible to be granted Options only under Section 5(b) of this Plan while a member of the Committee.

The Committee shall be vested with full authority to make such rules and regulations as it deems necessary or desirable to administer the Plan and to interpret its provisions. Any determination, decision or action of the Committee in connection with the construction, interpretation, administration or application of the Plan shall be final, conclusive and binding upon all Optionees and any person claiming under or through an Optionee, unless otherwise determined by the Board.

Any determination, decision or action of the Committee provided for in the Plan may be made or taken by action of the Board if it so determines, with the same force and effect as if such determination, decision or action had been made or taken by the Committee. No member of the Committee or of the Board shall be liable for any determination, decision or action made in good faith with respect to the Plan or any Option. The fact that a Director shall at the time be, or shall theretofore have been or thereafter may be, a person who has received or is eligible to receive an Option shall not disqualify such person from taking part in and voting at any time as a member of the Board in favor of or against any amendment or repeal of the Plan.


4.	STOCK SUBJECT TO THE PLAN

(a)	The stock to be issued upon exercise of Options shall be
the Company's Common Stock, which shall be made available, at the discretion of the Board, either from authorized but unissued Common Stock or from Common Stock reacquired by the Company, including shares purchased in the open market. The aggregate number of shares of Common Stock which may issued under or subject to Options granted under this Plan shall not exceed 750,000 shares. The limitation established by the preceding sentence shall be subject to adjustment as provided in
Section 16 below.

(b)	In the event that any outstanding Option or portion thereof
under the Plan for any reason expires or is terminated, the shares of Common Stock allocable to the unexercised portion of such Option may again be made subject to Option under the Plan.

5.	GRANT OF OPTIONS

(a) The Committee may from time to time, subject to the provisions of the Plan, grant Options to employees of the Company chosen by the Committee to purchase shares of Common Stock allotted in accordance with Section 4 above. The Committee may designate any such Option as either an Incentive Stock Option or a Nonqualified Stock Option, or the Committee may designate a portion of such Option as an Incentive Stock Option and the remaining portion as a Nonqualified Stock Option. No member of the Committee shall be eligible to be granted Options under this Section 5(a) while a member of the Committee.

(d) An Option for 150,000 shares of Common Stock shall be granted to Clarence P. Groff, the President of the Company and an Option for 75,000 shares of Common Stock shall be granted to James H. Brown, the Vice President of the Company at a meeting of the Committee to be held on December 18, 1992. Such Options shall be exercisable based upon the following revenue growth formula: for every one percent of growth in the gross revenues of the Company above ten percent from the previous fiscal year of the Company, options for 1,000 shares shall become exercisable by Mr. Groff, and options for 500 shares shall become exercisable by Mr. Brown, up to a maximum of options for 30,000 shares exercisable by Mr. Groff and 15,000 shares exercisable for Mr. Brown in the event of revenue growth of forty percent or more. Such options shall become exercisable upon the publication of the Company's audited financial statements for the applicable fiscal year, and shall be subject to the termination provisions of Sections 10, II and 12 of the Plan.

6.	OPTION PRICE

The purchase price per share of each share of Common Stock which is subject to an Option shall be not less than 100 percent of the fair market value (as determined below) of a share of Common Stock on the Grant Date, except that the purchase price per share shall be not less than 110 percent of such fair market value in the case of an Incentive Stock Option granted to an individual described in Section 7(b) of the Plan. For purposes of the Plan, the fair market value of a share of Common Stock shall be equal to the fair market value of a share of Stock as reported for trading on the national securities exchange on which the Common Stock may be principally traded) on the Grant Date. The market value shall be the highest closing price of Common Stock on such stock exchange or exchanges on the Grant Date or, in the event that no sale of Common Stock has been made on any stock exchange on that day, the fair market value shall be determined by reference to such price for the next preceding day on which a sale occurred. During such time as Common Stock is not listed on a national securities exchange, fair market value per share shall be the mean between the closing dealer "bid" and "ask" prices for Common Stock, as quoted by NASDAQ for the Grant Date, and if no "bid" and "ask" prices are quoted for the Grant Date, the fair market value shall be determined by reference to such prices on the next preceding day on which such prices were quoted. In the event that Common Stock is not traded on a national securities stock exchange, and no closing dealer "bid" and "ask" prices are available, then the fair market value of one share of Common Stock on the Grant Date shall be determined by the Committee in good faith. The purchase price shall be subject to adjustment only as provided in Section 16 below.




7.	ELIGIBILITY OF OPTIONEES:  JURISDICTION OF COMMITTEE

(a)	Options shall be granted only to persons who are employees
of the Company, as selected by the Committee and subject to the provisions of the Plan.

(b)	Any other provision of the Plan notwithstanding, an
individual who owns more than ten percent of the total combined voting power of all classes of outstanding stock of the Company shall not be eligible for the grant of an Incentive Stock Option unless the special requirements set forth in Sections 6 and 10(a) of the Plan are satisfied. For purposes of this Section 7(b), in determining stock ownership, an individual shall be considered as owning the stock owned, directly or indirectly, by or for such individual's brothers and sisters (including half brothers and half sisters), spouse, ancestors and lineal descendants. Stock owned, directly or indirectly, by or for a corporation, partnership, estate or trust shall be considered as being owned proportionately by or for its shareholders, partners or beneficiaries. Stock with respect to which such individual holds an option shall not be counted. "Outstanding stock" shall include all stock actually issued and outstanding immediately after the grant of the Incentive Stock Option. "Outstanding stock" shall not include shares authorized for issue under outstanding options held by the Optionee or by any other person.

(c)	Subject to the terms, provisions and conditions of the Plan
and subject to review by the Board, the Committee shall have exclusive jurisdiction (i) to select the individuals to be granted Options (it being understood that more than one Option may be granted to the same individual), (ii) to determine the number of shares subject to each Option, (iii) to determine the Grant Date or Dates, (iv) to determine the purchase price of the shares of Common Stock subject to each Option in accordance with Section 6 of the Plan, (v) to determine the date or dates when each Option may be exercised within the term of the Option specified pursuant to Section 10 of the Plan, (vi) to determine whether or not an Option constitutes an Incentive Stock Option and (vii) to prescribe the form of the documents evidencing any Options, which documents may include provisions imposing additional restrictions or limitations on the rights of Optionees but which shall be consistent with the Plan.


8.	NO RIGHT TO CONTINUE AS EMPLOYEE

Neither anything contained in the Plan or in any document under the Plan nor the grant of any Option under the Plan shall confer upon any Optionee any right to continue as a director or employee of the Company or limit in any respect the right of the Company's stockholders, Directors or management to terminate the Optionee's directorship or employment at any time and for any reason.


9.	NON-TRANSFERABILITY OF OPTIONS

No Option shall be assignable or transferable by the Optionee other than by will or the laws of descent and distribution. During the lifetime of an Optionee the Option shall be exercisable only by such Optionee.


10. TERM AND EXERCISE OF OPTIONS

(a) Each Option shall terminate on the date determined by the Committee; provided, however, that each Incentive Stock Option granted to an individual described in Section 7(b) of the Plan shall terminate not later than five years after its Grant Date, and each other Option shall terminate not later than ten years after its Grant Date. The Committee at its discretion may provide further limitations on the exercisability of Options. An Option may be exercised only during the continuance of the Optionee's employment, except as provided in Sections 11 and 12 of the Plan.

      (b) A person electing to exercise an Option shall give written notice to the Company of such election and of the number of shares of Common Stock such person has elected to purchase, in such forms as the Committee shall have prescribed or approved, and shall at the time of exercise tender the full purchase price of such shares which such person has elected to purchase. The purchase price shall be paid in full in cash upon the exercise of the Option; provided, however, that in lieu of cash, with the approval of the Committee at or prior to exercise, a person exercising an Option may exercise such Option by tendering to the Company shares of Common Stock owned by such person and having a fair market value equal to the cash exercise price applicable to the Option being exercised, with the then fair market value of such stock to be determined in the same manner as provided in
Section 6 above with respect to the determination of the fair market value of Common Stock on the Grant Date.

(c)	Neither any Optionee nor any person claiming under or
through an Optionee shall have any rights as a stockholder with respect to any shares covered by such Option until the date the stock certificate is issued evidencing ownership of the shares. No adjustments shall be made for dividends (ordinary or extraordinary), whether in cash, securities or other property, or distributions or other rights, for which the record date is prior to the date such stock certificate is issued, except as provided in Section 15 below.

(d)	A person may, in accordance with the other provisions of
the Plan, elect to exercise Options in any order, notwithstanding the fact that Options granted to such person prior to the grant of Options selected for exercise are unexpired.

(e)	The aggregate fair market value (determined on the Grant
Date) of the stock with respect to which Incentive Stock Options are exercisable for the first time by an Optionee during any calendar year shall not exceed $100,000.

11.	TERMINATION OF EMPLOYMENT

If an Optionee's employment with the Company ceases for any reason, any Option granted to such Optionee under the Plan shall terminate, and all rights under the Option shall cease, in accordance with rules adopted by the Committee. In any event:

(a)	In the case of an Incentive Stock Option held by an
Optionee who is not permanently and totally disabled (within the meaning of Section 22(e)(3) of the Code), such Incentive Stock Option shall, except as provided in Section 12 below, terminate no more than three months after the termination of employment.

(b)	In the case of an Incentive Stock Option held by an
Optionee who is permanently and totally disabled (within the meaning of Section 22(e)(3) of the Code), such Incentive Stock Option shall terminate twelve months after the termination of employment.

(c)	In the case of a Nonqualified Stock Option, if the
Committee has not adopted an applicable rule concerning such termination, such Nonqualified Stock Options shall terminate on the termination of employment.

(d)	The foregoing notwithstanding, no Option shall be
exercisable after its expiration date.

(e)	All Options shall provide that in the case of the exercise
of an Option, the Common Stock so purchased shall be redeemable by the Company at the option price thereof in the event of the termination of employment of such Optionee/purchaser for any reason within one year after the exercise of such Option.

Whether an unauthorized leave of absence or an absence for military or governmental service shall constitute termination of employment, for the purposes of the Plan, shall be determined by the Committee, which determination shall be final, conclusive and binding on the affected Optionee and any other person claiming under or through such Optionee.

12.	DEATH OF OPTIONEE

	If an Optionee dies while in the employ of the Company or after cessation of such employment but within the period during which such Optionee could have exercised an Option under Section 10 above, then such Option may be exercised by the executors or administrators of the Optionee's estate, or by any person or persons who have acquired the Option directly from the Optionee by bequest or inheritance, within a period prescribed by the Committee after the Optionee's death, at the end of which period such Option shall terminate, except that no Option shall be exercisable after its expiration date.

13.	MODIFICATION, EXTENSION AND RENEWAL OF OPTIONS

	Subject to the terms and conditions and within the limitations of the Plan, the Committee may modify, extend or renew outstanding Options or accept the surrender of outstanding Options (to the extent not theretofore exercised) and grant new Options in substitution therefor. Without limiting the generality of the foregoing, the Committee may grant to an Optionee, if such Optionee is otherwise eligible and consents thereto, a new or modified Option in lieu of an outstanding
Option for a number of shares, at an exercise price and for a term which are greater or lesser than under the earlier Option, or may do so by cancellation and regrant, amendment, substitution or otherwise, subject only to the general limitations and conditions of the Plan.
The foregoing notwithstanding, no modification of an Option shall, without the consent of the Optionee, alter or impair any rights or obligations under any Option theretofore granted under the Plan.

14.	PERIOD IN WHICH OPTIONS MAY BE GRANTED

Options may be granted pursuant to the Plan at any time on or before the tenth anniversary of the effective date of the Plan.

15.	AMENDMENT OR TERMINATION OF THE PLAN

	The Board may at any time terminate, amend, modify or suspend the Plan; provided, however, that:

(a)	Without the approval of the stockholders of the Company, no
amendment or modification shall be made by the Board which (i) increases the maximum number of shares as to which Options may be granted under the Plan, (ii) alters the method by which the option price is determined, (iii) extends any Option for a period longer than 10 years after its Grant Date, (iv) materially modifies the requirements as to eligibility for participation in the Plan, or (v) alters this Section 15 so as to defeat its purpose;

(b)	Neither Section 5(b) of the Plan, establishing a formula
plan for the grant of Options to officers and directors of the Company, nor other sections of the Plan referenced therein, shall be amended at intervals more frequent than once every six months except to the extent necessary to comport with changes in the Code, the Employee Retirement Income Security Act, or the rules thereunder, or except as permitted (without invalidating such formula plan) by, and as may be required to comply with, Rule 16b-3 as adopted from time to time by the Securities and Exchange Commission;

(c)	No amendment, modification, suspension or termination of
the Plan shall in any manner affect any Option theretofore granted under the Plan without the consent of the Optionee or any person validly claiming under or through the Optionee.


16.	CHANGES IN CAPITALIZATION

(a)	In the event that the shares of Common Stock, as presently
constituted, shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, stock dividend, stock split, combination of shares or otherwise) or if the number of such shares of Common Stock shall be increased through the payment of a stock dividend, then, subject to the provisions of Section 16(c) below, there shall be substituted for or added to each share of Common Stock which was theretofore appropriated, or which thereafter may become subject to an Option under the Plan, the number and kind of shares of stock or other securities into which each outstanding share of the Common Stock shall be exchanged or for which each such share shall be exchanged or to which each such share shall be entitled, as the case may be. Outstanding Options shall also be appropriately amended as to price and other terms, as may be necessary to reflect the foregoing events.

(b)	If there shall be any other change in the number or kind of
the outstanding shares of the Common Stock, or of any stock or other securities into which such Common Stock shall have been changed, or for which it shall have been changed, and if the Board or the Committee (as the case may be), shall in its sole discretion, determine that such change equitably requires an adjustment in any Option which was theretofore granted or which may thereafter be granted under the Plan, then such adjustment shall be made in accordance with such determination.

         (c) A merger or consolidation in which the Company is not the surviving corporation shall entitle the Committee or the surviving corporation to assume and continue any or all Options or substitute its own options for any or all outstanding Options. In either event, the Board or the Committee shall have the right to accelerate the time within which the Option may be exercised.

(d)	Fractional shares resulting from any adjustment in Options
pursuant to this Section 16 may be settled as the Board or the Committee (as the case may be) shall determine.

(e)	To the extent that the foregoing adjustments relate to
stock or securities of the Company such adjustments shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. Notice of any adjustment shall be given by the Company to each holder of an Option which shall have been so adjusted.

(f)	The grant of an Option shall not affect in any way the
right or power of the Company to make adjustments, reclassification, reorganizations or changes of its capital or business structure, to merge, to consolidate, to dissolve, to liquidate or to sell or transfer all or any part of its business or assets.

17.	LISTING AND REGISTRATION OF SHARES

(a) No Option shall be exercisable in whole or in part if at any time the Board or the Committee shall determine in its discretion that the listing, registration or qualification of the shares of Common Stock subject to such Option on any securities exchange or under any applicable law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such Option or the issue of shares thereunder, unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board.

(b)	If a registration statement under the Securities Act of
1933 with respect to the shares issuable upon exercise of any Option is not in effect at the time of exercise, as a condition of the issuance of the shares the person exercising such Option shall give the Committee a written statement, satisfactory in form and substance to the Committee, that he or she is acquiring the shares for such person's own account for investment and not with a view to their disposition. The Company may place upon any stock certificate for shares issuable upon exercise of such Option the following legend or such legend as the Committee may prescribe to prevent disposition of the shares in violation of the Securities Act 1933 or other applicable law:


THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 ("ACT") AND MAY NOT BE SOLD, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT WITH RESPECT TO THEM UNDER THE ACT OR A WRITTEN OPINION OF COUNSEL FOR ADVANCED MEDICAL PRODUCTS INC. THAT REGISTRATION IS NOT REQUIRED.

18.	PLAN EFFECTIVE DATE

	This Plan was originally adopted by the Board of Directors and approved by the stockholders of the Company on January 26, 1987, and was subsequently amended and became effective as amended upon the approval of the stockholders of the Company, on April 9, 1987. This Amended and Restated Plan was adopted by the Board of Directors on November 6, 1992, and was approved by the Company's stockholders at the Annual Meeting of Stockholders held on December 16, 1992. The effective date of the Plan is November 6, 1992.

Unless sooner terminated by the Board, the Plan will terminate ten years from its effective date and no Options may be granted under the Plan after such termination date.



EXHIBIT 10.2

AMENDMENT TO LEASE
BETWEEN T& LA PARTNERSHIP (T&L) AND
ADVANCED MEDICAL PRODUCTS (AMP), INC.
This Amendment to the original Lease Agreement, signed by T & L and AMP on August 24, 1996, is an agreement for AMP to pay one-half the agreed upon monthly rental fee for a period not to exceed six (6) months, beginning with the February 1999 payment and terminating with the July 1999 payment. All other terms and conditions of the Lease remain in effect, except as modified as follows:
It is mutually agreed between T & L and AMP that the conditions of this one-half monthly rental payment will be:
A. AMP is responsible for payment of the monthly rental payments which wilin arrears (hereinafter referred to as "Back Rent"). There will be no penalties or interest accrued or due of the Back Rent as long as agre4 upon terms are met.
B. AMP agrees that all Back Rent (being the difference between the monthly rental fee schedule as shown on Exhibit "B", Item 3, of the original lease agreement and the one-half monthly rental agreed upon with this Amendment will be due and payable, at the option of AMP, in one of the follows manners:
B. 1. On 31 July 1999, or
B.2. Twelve equal monthly installments, beginning August 1999 and terminating with the July 2000 payment.
C. AMP agrees that their right to pay one half of the monthly lease payment ends with the July 1999 payment and that beginning August 1999 the full amount of the lease payment is due and owing in accordance with the terms and conditions of the original Lease Agreement unless an additional Amendment to Lease had been approved by both T & LA Partnership and AMP prior to August 1, 1999.
D. As a condition of this Amendment to Lease, AMP agrees that until August 1, 1999 (or such other later date as both parties agree to) T & L has the right enter into a separate Lease Agreement with a third party to lease substantially all of the upper floor of the building, (not including the kitchen and two room adjacent to the kitchen), to another tenant who will pay monthly rent directly to T &
L. AMP has a "right of refusal" based on suitability of the tenant, which shall not be unreasonably exercised by AMP, prior to T & L signing such Lease Agreement with a third party. Any amount received by T & L from such Lease Agreement with a third party shall reduce the monthly rental obligations of AMP dollar for dollar until expiration of the original Lease Agreement. Should T & L lease the upper floor to a tenant requiring leasehold improvements to the building, including but not limited to building access or building security, such leasehold improvements shall be the sole responsibility of T & L and the new tenant. If AMP requires leasehold improvements to make its remaining portion more suitable, AMP shall have the right to make such improvements at its own expense.
If in the process of seeking a tenant for the upper floor of the building, T & L secures an agreement to lease the entire building for a period that exceed the remaining time on AMP's Lease Agreement, AMP agrees to diligently seek other suitable space and vacate 6 Woodcross Dr. as soon as practicable following notice of a signed Lease Agreement with a new tenant.
E. As an additional condition of this Amendment to Lease, AMP agrees that T& L has the right to offer the building at 6 Woodcross Drive for sale, and to transfer the original Lease Agreement and the Amendment to Lease to a financial purchaser. In the event the purchaser occupies the building and requires occupancy of the ground floor as a condition of the purchase, AMP agrees to negotiate a termination of the Lease Agreement as long as at least ninety (90) days notice is provided for AMP to relocate. AMP will be responsible for monthly rental fees until the building has been vacated by AMP.

                            T & LA PARTNERSHIP

				    By:  /s/Gary Traywick
					   Gary Traywick, President



                            ADVANCED MEDICAL PRODUCTS, INC.

				    By:  /s/George L. Down
				    	   George L. Down, President


EXHIBIT 10.3



Focus Tech Investments, Inc.

CONSULTING AGREEMENT

FEBRUARY 5, 2000



         THIS CONSULTING AGREEMENT (this "Agreement") is entered into as of February 5, 2000 by and between Advanced Medical Products, Inc., a Delaware corporation, ("ADVA" or the "Company"), Ronald G. Moyer, George L. Down, Roger Griffis, and L. John Ankney, (the Committee) and Focus Tech Investments, Inc. (FTII).

				            RECITALS:

A. ADVA is a public company whose Common Stock, with a par value of $.001 per share, is quoted on the OTC Bulletin Board.
Advanced Medical Products Inc. ("Advanced Medical", the "Registrant" or the "Company"),
B. ADVA requires expertise in corporate restructuring, mergers, and acquisitions to support the Company's pursuit of opportunities to merge a private company into Advanced Medical Products, Inc., a Bulletin Board traded public shell, and wishes to engage FTII on a nonexclusive basis as independent contractors to provide advisory services.
C. The Parties wish to set forth the terms of their relationship pursuant to the terms of this Agreement - specifically, to establish a Company Consulting relationship for purposes of state and federal law;

         NOW, THEREFORE, it is mutually agreed by and between the parties as follows:

1. ENGAGEMENT. ADVA hereby retains and engages FTII to consult with and advise ADVA with respect to the activities described in more detail in
Section 2 below (the "Consulting Services"), and FTII agrees to perform the Consulting Services subject to the terms and conditions of this Agreement. FTII agrees to work for ADVA as a consultant and not as an employee, as that term is understood for federal and state law purposes. Accordingly, FTII understands it is responsible for payment of all taxes arising out of these activities, including, but not limited to, federal and state income tax, Social Security tax, unemployment insurance taxes and any other business license fees as required. FTII is also responsible for any workers' compensation arrangements and payments required by applicable law.

2. CONSULTING SERVICES. The consulting services contemplated by this Agreement (the "Consulting Services") shall consist of FTII providing advice and counsel regarding ADVA's Board's decision that it is in the best interest of all of the stockholders of ADVA to pursue opportunities to merge a private company into ADVA, a Bulletin Board traded public shell, to negotiate a suitable transaction with interested parties, and to make certain changes in the corporate structure to accommodate such a "reverse merger". FTII shall consult with the "Committee" appointed for the purpose of seeking potential reverse merger candidates or technology or business partners, reviewing available information, negotiating terms of a stock sale and merger, or terms of a stock sale, and presenting recommendations to the Board for approval; in addition, FTII will seek opportunities and pursue negotiations with potential alliances and partners, merger/acquisition candidates, joint ventures, corporate partners, technology partners, and others, excluding financial and financially related transactions and any activities related to capital formation.

3. BEST EFFORTS. FTII shall devote such time and best efforts to the affairs of ADVA as is reasonable and adequate to render the consulting services contemplated by this agreement. FTII is not responsible for the performance of any services which may be rendered hereunder without ADVA providing the necessary information in writing prior thereto, nor shall FTII include any services that constitute the rendering of any legal opinions or performance of work that is in the ordinary purview of a Certified Public Accountant or an attorney. It is understood that a portion of the compensation to be paid hereunder is being paid by ADVA to have FTII remain available to assist with transactions on an as-needed basis.

4. DUTIES EXPRESSLY EXCLUDED. This Agreement expressly excludes FTII from providing any and all capital formation and/or public relations services to the Company inclusive of, but not limited to: (i) direct or indirect promotion of, or maintaining of a market in, the Company's securities; (ii) assistance in obtaining debt and/or equity financing or any other capital-raising transactions; or (iii) investor relations or shareholder communications services.

5. FEES. FTII has agreed to accept all compensation earned in the consulting agreement in common stock of ADVA. FTII considered the following in determining its fees: the limited cash resources of the Company, the estimated time required to diligently perform the services agreed during the term of this agreement, the limited trading activity of the Company's common stock, the average trading price and volume of the common stock during the last 6 months, the risk that ADVA may be unable to attract a viable merger partner, the negative disclosure requirements required because of the Company's recent Chapter 11 reorganization, and the "going concern value" as stated by the Company's auditors. FTII has agreed to bill its estimated time and expense at the rate of $250.00 per hour, billed at the estimated value of ADVA's common stock. The principals of FTII have extensive experience in dealing with micro-cap public companies and estimate the value for compensation purposes of ADVA common stock to be $0.65 per share. ADVA and FTII agree that for compensation purposes the estimated value of the services performed by FTII in this agreement will be $39,000. In consideration of the performance by FTII of the Consulting Services, ADVA and FTII agree to 60,000 shares of ADVA's Common Stock (the "Shares"). The Shares will be issued as soon as practicable following execution of this Agreement and the filing of a registration statement under the Securities Act of 1933, as amended, on Form S-8 covering the original issuance of such Shares.

6. EXPENSES. FTII shall bear it's own out-of-pocket costs and expenses incident to performing the Consulting Services, without a right of reimbursement by ADVA.

7. TERM. The term of this Agreement is one year, commencing on the date hereof, and shall continue for one year unless terminated sooner, by either party, upon giving to the other party five (5) days written notice, after which time this Agreement is terminated.

8. COMPANY'S LIABILITY. FTII agrees to defend, indemnify, and hold the Company and its officers, directors, employees and shareholders harmless from and against any and all reasonable costs, expenses and liability (including reasonable attorneys' fees paid in defense of the Company and/or its officers, directors, employees and/or shareholders) which may in any way result pursuant to his gross negligence or willful misconduct or in any connection with any actions taken or omissions or statements made without the prior approval or authorization of the Company or which are otherwise in violation of applicable law.

9. FTII's REPRESENTATIONS. FTII make the following representations:

a. The Consultants have no prior or existing legally binding obligations that are in conflict with their entering into this Agreement;

b. FTII shall not offer or make payment of any consideration to brokers, dealers, or others for purposes of inducing the purchase, making of a market or recommendation for the purchase of the Company's securities;

c. FTII's activities and operations fully comply with now and will comply with in the future all applicable state and federal securities laws and regulations;

d. FTII understands that, as a result of their services, they may come to possess material non-public information about the Company, and they will take steps to reasonably insure that neither they nor any of their affiliates trade in the securities of the Company while in possession of material non-public information.

10. COMPANY REPRESENTATIONS. The Company makes the following representations:

a. The Company is in good standing in under the laws of the State of Delaware.

b. The issuance of the Shares has been authorized by ADVA's Board of Directors and, when issued, will be fully paid and non-assessable.

11. ENTIRETY OF AGREEMENT. This Agreement sets forth the entire understanding of the parties with respect to the matters contemplated hereby. Any and all previous agreements and understandings between or among the parties of any kind, whether written or oral, are superseded by this Agreement. This Agreement shall not be amended or modified except by written instrument duly executed by each of the parties.

Agreed:



_/s/Ronald G. Moyer______		/s/Michael Fearnow_________
 Ron Moyer (CEO)			Michael Fearnow, (President)
 Advanced Medical Products, Inc.	Focus Tech Investments, Inc.
 6 Woodcross Drive			179 Ruskin Dr.
 Columbia, SC 29212			Montgomery, TX 77356



EXHIBIT 99.4


IN THE UNITED STATES BANKRUPTCY COURT
FOR THE DISTRICT OF SOUTH CAROLINA

In re:				)
)		Case No. 99-02548-W
Advanced Medical Products, Inc.,	)
)		Chapter 11
Debtor.	)
)

	ORDER AUTHORIZING MODIFICATION OF CONFIRMED PLAN

This matter came before the Court upon the Motion to Revise
Certain Language of Confirmed Plan and to Modify Confirmed Plan to Delete Dissolution and Cancellation of Stock Language; and Motion for an Expedited Hearing on this Matter ("Motion") filed on April 20, 2000 by Advanced Medical Products, Inc. ("AMP"), now known as ADVA International, Inc. ("ADVA"), the debtor-in-possession in this case. In the Motion, ADVA seeks authorization to modify its confirmed plan to delete language stating that AMP will be dissolved and the stock of its shareholders extinguished, and to insert provisions stating that the corporation shall continue is existence, and that the shares of its stock shall remain valid. ADVA states that this modification of the confirmed plan is necessary to enable ADVA to enter into a transaction which will result in a substantial payment to unsecured creditors who otherwise would receive no payment. Following notice to the creditors, shareholders and parties in interests in this case, the Court conducted a hearing on the Motion on May 2, 2000.

This case was previously closed by the entry of the Final Decree Closing Case ("Final Decree") on November 10, 1999. ADVA filed a motion to reopen the case on April 14, 2000, for the purpose of seeking modification of the plan of reorganization confirmed by the Order of Confirmation entered on June 29, 1999 (the "confirmed plan"), as set forth in the Motion. The Court entered its Order on April 18, 2000 granting the motion to reopen the case, and on April 20, 2000, the Court entered an Order granting ADVA an expedited hearing on Motion, based upon ADVA's representations in the Motion, and in the motion to reopen the case, that an expedited hearing was necessary to avoid the loss of a proposed transaction which will generate value for the creditors and shareholders.
ADVA proposes to enter into a transaction with Global Information Group, Inc. ("GIG"), by which ADVA will acquire 100% of the outstanding shares of stock of GIG, pursuant to a stock purchase agreement. ADVA is registered with the Securities Exchange Commission ("SEC"), and the shares of its stock are publicly traded. GIG is interested in acquiring the advantages of ADVA's publicly traded corporate structure. The GIG transaction provides that all shares of GIG stock will be exchanged for 94.57% of all outstanding shares of ADVA; ADVA's present shareholders collectively will own 5.43% of ADVA following its acquisition of GIG. Biotel, Inc. ("Biotel"), ADVA's largest and controlling shareholder, would receive a $300,000 transaction fee from GIG upon the closing of the transaction; however, Biotel has agreed to assign the fee to ADVA for payment of ADVA's expenses associated with the transaction, and then for payment to ADVA's unsecured creditors. It appears that, by and through this transaction, GIG expects to obtain the benefits of a publicly traded corporate structure within a shorter time and for less cost than would be necessary if it were to proceed with a new SEC registered public offering. The transaction benefits ADVA, by providing a source of payment to creditors who otherwise would receive no payment, and by preserving shareholder interests that otherwise would be extinguished.

The GIG transaction will result in a $300,000 payment to ADVA, which will be used to pay, first, the expenses associated with closing the transaction, which expenses ADVA stipulates will not exceed
$25,000; second, unsecured priority claims, which ADVA estimates to be no more than $39,000, and possibly in an amount as low as $27,000; and, then, to unsecured non-priority creditors, which ADVA estimates total $295,000, on a pro rata basis. Based upon these numbers, ADVA projects a distribution to the unsecured non-priority creditors of 75% or more of their claims. Absent the GIG transaction, these creditors would receive no payment. The existing shareholders, whose interests otherwise would be extinguished, will retain shareholder interests in the corporation.
The proposed transaction with GIG cannot proceed, however, unless that language in the confirmed plan is modified. The existing language in the confirmed plan stating that AMP will be dissolved and the shares of stock extinguished would prevent the transaction. It is the existing corporate structure, with its authorized publicly traded stock, that GIG wishes to obtain. ADVA states that the provisions of the confirmed plan did not contemplate a transaction such as the GIG transaction. ADVA seeks to modify the confirmed plan to enable the transaction.

ADVA asserts that the proposed modification of the confirmed plan's provisions is proper and should be authorized pursuant to 11 U.S.C. 1142(b) and 1127(b). The Court may direct ADVA and any other necessary party to execute or deliver any instrument required to effect the transfer of property dealt with by the confirmed plan, and to perform any other act necessary for the consummation of the confirmed plan. 11 U.S.C. 1142(b). In this case, the modification of the confirmed plan provisions to delete the corporate dissolution and the extinguishment of the stock, and to provide that ADVA will continue its corporate existence and that the existing shares of stock will remain valid, is in furtherance of the central purposes of the confirmed plan. Although the confirmed plan includes the provisions for the corporate dissolution and extinguishment of the stock, these provisions are not central or important to the substantive provisions of the confirmed
plan.    The substantive provisions of the confirmed plan provide for the liquidation of assets to create as much value as possible for distribution to creditors. The dissolution of the corporation is in the nature of a "winding up" matter. The modified provisions will enable the realization of value of an asset, which will be used to increase the payment to creditors. As such, the modification is consistent with the substantive provisions of the confirmed plan. Pursuant to 1127(b), the plan proponent or the reorganized debtor may modify the confirmed plan at any time before substantial consummation of the confirmed plan. As a prerequisite for closing the case, on September 27, 1999, AMP filed its Report of Substantial Consummation and Application for Final Decree ("Report of Substantial Consummation") and its Final Report in Chapter 11 Proceeding. In this regard, ADVA states that the Report of Substantial Consummation was mistakenly in error. ADVA states that it was not aware of the possibility of a transaction such as the GIG transaction; that the value created by the GIG transaction constitutes the major asset for unsecured creditors of the bankruptcy estate; and that the confirmed plan cannot have been consummated, or substantially consummated, until this major asset has been realized and the proceeds of it distributed in accordance with the confirmed plan. This case presents an unusual situation. The Court finds and concludes that the confirmed plan has not been substantially consummated, and the modification of its provisions is proper.

Moreover, modification of the confirmed plan also would be
appropriate under Fed. R. Civ. P. 60(b), as a form of equitable relief from the provisions of the confirmed plan. See In re Midlands Utility, Inc., Case No. 94-72521-W (Bankr. D.S.C. May ___, 2000) (Fed. R. Civ.
P. 60(b) may allow modification of a substantially consummated confirmed plan, in limited circumstances). See also United States v. Bullion Hollow Enterprises, Inc. (In re Bullion Hollow Enterprises, Inc.), 185 B. R. 726, 729-30 (W.D.Va. 1995) (The modification of a substantially consummated plan can be approved if it was filed in good faith and as a result of unforeseen changed circumstances; but, in order for a debtor to rely on changed circumstances, such circumstances must have been unknown at the time of the substantial consummation of the prior plan.). The GIG transaction was unknown to exist at the time
AMP filed the Report of Substantial Consummation.   The transaction has
significant value for the creditors and shareholders in this case, and equitable relief under Fed. R. Civ. P. 60(b) is appropriate to allow modification of the confirmed plan, and thereby enable realization of
the value of the GIG transaction.  	Only one objection was filed or
made to the Motion. Manufacturers and Traders Trust Company ("M&T Trust") filed an objection to the Motion, but it withdrew the objection upon obtaining information about the GIG transaction and the distribution of proceeds to be made from it. M&T Trust holds a claim secured by certain personality of ADVA, which appears to have little value; M&T Trust has elected to waive its secured interest, and to receive payment as an unsecured non-priority creditor of the estate. There being no objection to the Motion, and it appearing that ADVA's proposed modification of the confirmed plan is proper and should be authorized pursuant to 11 U.S.C. 1142(b) and 1127(b) and Fed. R. Civ. P. 60(b), it is therefore

ORDERED, ADJUDGED AND DECREED that ADVA (formerly AMP) is hereby authorized to modify the confirmed to delete the provisions for the dissolution of the corporation and the extinguishment of the shares of stock of ADVA, and to insert new provisions stating that ADVA will continue its corporate existence and that the existing shares of stock remain valid.



The Honorable John E. Waites
United States Bankruptcy Court

Columbia, South Carolina
May 5, 2000

EXHIBIT 99.5


IN THE UNITED STATES BANKRUPTCY COURT
FOR THE DISTRICT OF SOUTH CAROLINA

In re:				)
)		Case No. 99-02548-W
Advanced Medical Products, Inc.,	)
)		Chapter 11
Debtor.	)
)

	ORDER GRANTING RELIEF FROM EXPENSE PROVISION
	OF ORDER AUTHORIZING MODIFICATION OF CONFIRMED
	PLAN ENTERED ON MAY 5, 2000

This matter came before the Court for hearing on September 26,
2000 upon the Motion of Advanced Medical Products, Inc. ("AMP"), now known as ADVA International, Inc. ("ADVA"), the debtor-in-possession in this case, under Rule 60(b)(2) and (6) of the Federal Rules of Civil Procedure ("Rule 60(b)"), made applicable herein by Rule 9024 of the Federal Rules of Bankruptcy Procedure, and pursuant to 11 U.S.C. 105(a), for relief from a provision in the Order Authorizing Modification of Confirmed Plan ("Order") entered on May 5, 2000, to enable payment of the expenses necessary to close the transaction for which the relief in the Order was granted. Specifically, the Order states ADVA's stipulation that the expenses associated with closing the transaction will not exceed $25,000.00; ADVA now states that, as a result of unforeseen developments subsequent to entry of the Order, the actual expenses incurred for the transaction, which must be paid for the transaction to close, will be in the amount of $60,000 to $70,000. ADVA states that, even with these increased expenses, the transaction still will generate a substantial payment to unsecured creditors who otherwise will receive no payment. ADVA requests that the Court grant relief to allow ADVA to pay its actual and necessary expenses to close the transaction, not to exceed $70,000.
The Order granted ADVA's motion for authorization to modify
ADVA's confirmed plan to delete language stating that AMP will be dissolved and the stock of its shareholders extinguished, and to insert provisions stating that the corporation will continue its existence, and that the shares of its stock will remain valid. This plan modification was necessary to enable ADVA to enter into a transaction which will generate substantial payment to unsecured creditors who otherwise will receive no payment. The transaction is with Global Information Group, Inc. ("GIG"), and provides that ADVA will acquire 100% of the outstanding shares of stock of GIG, pursuant to a stock purchase agreement. ADVA is registered with the United States Securities and Exchange Commission ("SEC"), and the shares of its stock are publicly traded. GIG is interested in acquiring the advantages of ADVA's publicly traded corporate structure. The GIG transaction provides that all shares of GIG stock will be exchanged for 94.57% of all outstanding shares of ADVA; ADVA's present shareholders collectively will own 5.43% of ADVA following its acquisition of GIG. Biotel, Inc. ("Biotel"), ADVA's largest and controlling shareholder, would receive a $300,000.00 transaction fee from GIG upon the closing of the transaction; however, Biotel has agreed to assign the fee to ADVA for payment of ADVA's expenses associated with the transaction, and then for payment of ADVA's unsecured creditors. It appears that, by and through this transaction, GIG expects to obtain the benefits of a publicly traded corporate structure within a shorter time and for less costs than would be necessary if it were to proceed with a new SEC registered public offering. The transaction benefits ADVA by providing a source of payment to creditors who otherwise would receive no payment, and by preserving shareholder interests that otherwise would be extinguished. In seeking authorization to modify its confirmed plan to enable the GIG transaction, ADVA stated that it projected its expenses associated with the closing of the transaction would not exceed $25,000.00, and stipulated to this amount. ADVA now advises the Court that, as the parties moved forward to close the GIG transaction, numerous matters arose and several developments occurred which delayed the transaction closing, and significantly increased expenses.
ADVA states that the complications and problems concerning the closing of the GIG transaction relate primarily to securities issues. It appears ADVA's securities counsel has had to spend substantially more time than originally expected in this matter; ADVA has incurred fees and costs associated with stock registration matters; and ADVA's bankruptcy counsel has incurred additional fees and expenses. In addition, administrative fees, such as those due to the United States Trustee and payments required to stock registrars, have been necessary. ADVA cites, as an example of the matters that caused an increase in expenses, the occurrence whereby the person who put ADVA and GIG into contact with one another became the subject of an SEC investigation concerning whether he was acting as a securities broker without a license. ADVA states that this individual did not act as a broker in this transaction, and the investigation did not center on this transaction. Nonetheless, ADVA states that additional costs were incurred by ADVA and GIG in verifying that their transaction is not tainted by the SEC investigation of that person.
ADVA states that, notwithstanding the significant increase in expenses, the GIG transaction still will provide a substantial payment to unsecured creditors (excluding all insiders). It is projected that the unsecured creditors will receive payment equal to 60% to 65% of their claim amounts. As discussed in the Order, these creditors otherwise would receive no payment. Accordingly, even with the increased expenses associated with closing the GIG transaction, the
transaction is of great benefit to the unsecured creditors.   The
transaction should go forward.
Rule 60(b) provides that the Court may grant a party relief from a final judgment or order for, "(2) newly discovered evidence which by due diligence could not have been discovered in time to move for a new trial under Rule 59(b); . . . or (6) any other reason justifying relief from the operation of the judgment." In this case, relief is proper under both Rule 60(b)(2) and Rule 60(b)(6). It appears that the securities issues - particularly the SEC investigation of the person who placed ADVA and GIG into contact with one another - were not foreseen, and could not reasonably have been foreseen by ADVA. By the time these matters developed, more than ten days had elapsed after entry of the Order. It appears that ADVA did not learn of the substantially increased expenses that it would incur associated with closing the GIG transaction within time to file a motion under Rule 59(e) of the Federal Rules of Civil Procedure. Furthermore, Rule 60(b)(6) is intended to allow the Court flexibility so as to grant relief when circumstances warrant relief. Such circumstances exist in this case.
Finally, 11 U.S.C. 105(a) provides that, "The court may issue any order, process, or judgment that is necessary or appropriate to carry out the provisions of this title." The GIG transaction is in furtherance of ADVA's confirmed plan. As such, it is appropriate that the Court exercise it equitable powers to enter an Order relieving ADVA from the provision of the Order in which ADVA stipulated that its expenses to close the transaction would not exceed $25,000.00. THEREFORE, IT IS ORDERED, ADJUDGED AND DECREED that ADVA is hereby granted relief from the provision of the Order that precludes ADVA from paying expenses to close the GIG transaction in excess of $25,000.00, and ADVA is hereby authorized to pay expenses associated with closing the GIG transaction not to exceed $70,000.00.
AND IT IS SO ORDERED.

JOHN E. WAITES
UNITED STATES BANKRUPTCY JUDGE

September 28, 2000
Columbia, South Carolina
 ADVA and AMP are one and the same corporation. AMP renamed itself earlier this year. The corporation is hereinbelow referrred to as "AMP" in matters predating the name change, and it is referred to as "ADVA" for matters occuring after the name change. Insider and related entity claims are excluded from the distribution that will be made from the proceeds of the GIG transaction. Pursuant to the terms of the Order Authorizing Sale of Assets Free and Clear of All Liens, Encumbances, and Interests, Pursuant to 11 U.S.C.
363(b)(1) and (f) ("Sale Order") on May 10, 1999, and pursuant to the terms that the confirmed plan, the claims of insiders and AMP related companies were voluntarily withdrawn by such claimants, and are excluded from the distribution.

6
BTCM:C:\MY DOCUMENTS\ADVA\10KSB AMEND.DOC