Form 10QSB
period 2000-12-31
ADVA INTERNATIONAL INC
filed 2001-02-08
CIK 807732

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549
                               FORM 10-QSB

(mark one)
__X___Quarterly report under Section 13 or 15 of the Securities
Exchange Act of 1934.

For the quarterly period ended December 31, 2000.

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

YES __X___    NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
716,277 at February 5, 2001.



PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                       ADVA International Inc.
                            Balance Sheet

                                        Dec. 31, 2000  June 30, 2000
                                  							(unaudited)


CURRENT ASSETS:
Cash                                       $      62      $    108
Total Current Assets                              62           108

      Total Assets                                62           108

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities                               -0-          -0-
     Total Current Liabilities                    -0-          -0-

Liabilities Subject to Compromise             39,724         39,770

     Total Liabilities                        39,724         39,770

Stockholders' Equity:
Common Stock, $0.01 par value; authorized
  20,000,000 shares, 716,277 shares issued
  and outstanding at December 31,2000 and
  at June 30, 2000.		                            716            716

Additional Paid-In Capital                 4,950,377      4,950,377

Accumulated Deficit                       (4,990,755)    (4,990,755)

Total Stockholders' Equity (Deficit)         (39,662)       (39,662)

     Total Liabilities and Stockholders
     Equity                                $      62      $     108




The accompanying notes are an integral part of these financial statements.












                              ADVA International Inc.
                  Statement of Operations and Accumulated Deficit


           							          Three Months Ended
			  			     Dec 31, 2000   Dec 31, 1999
	                                	(unaudited)
(unaudited)
Net Sales                                  $     -0-       $     -0-
Cost of Sales                                    -0-             -0-
     Gross Profit                                -0-             -0-

Selling, General and Administrative              -0-             -0-
Research and Development                         -0-             -0-
Interest Expenses                                -0-             -0-
     Income Before Income Taxes                  -0-             -0-
Provision For Income Taxes                       -0-             -0-
     Net Income                                  -0-             -0-

Accumulated Deficit - Beginning of
  Period                                  (4,990,755)    (4,813,468)

Accumulated Deficit - End of Period      $(4,990,755)   $(4,813,468)

Net Income (Loss) Applicable to
  Common Shares                          $       -0-    $       -0-

Earnings Per Share Data:  (Note 8)
     Net Income (Loss)                   $       -0-    $       -0-

Weighted Average Number of Common
  Shares Outstanding                         716,277        596,250
















The accompanying notes are an integral part of these financial statements.







                             ADVA International Inc.
                  Statement of Operations and Accumulated Deficit


                                                   	  Six Months Ended
                                               Dec 31, 2000  Dec 31, 1999
        	                                      (unaudited)   (unaudited)

Net Sales                                  $      -0-    $       -0-
Cost of Sales                                     -0-            -0-
     Gross Profit                                 -0-            -0-

Selling, General and Administrative               -0-            -0-
Allowance for Doubtful Accounts                   -0-            -0-
Research and Development                          -0-            -0-
Interest Expenses                                 -0-            -0-
     Income Before Income Taxes                   -0-            -0-
Provision For Income Taxes                       _-0-            -0-
     Net Income                                   -0-            -0-

Accumulated Deficit - Beginning of
  Period                                  $(4,990,755)  $(4,895,968)

Accumulated Deficit - End of Period       $(4,990,755)  $(4,895,968)

Net Income (Loss) Applicable to
  Common Shares                           $       -0-   $       -0-

Earnings Per Share Data:
     Net Income (Loss)  (Note 8)          $       -0-   $       -0-

Weighted Average Number of Common
  Shares Outstanding                          716,277       596,250













The accompanying notes are an integral part of these financial statements.








                             ADVA International Inc.
                             Statement of Cash Flows

	     						                                        Six Months Ended
	  				                                      Dec 31, 2000   Dec 31, 1999
	                                	           (unaudited)    (unaudited)
Cash flows from operating activities:
Net income (loss)                         $       -0-   $       -0-
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation and amortization                -0-           -0-
     Allowance for doubtful accounts              -0-           -0-
     Change in assets and liabilities:
        Accounts receivable                       -0-           -0-
        Inventory                                 -0-           -0-
        Other assets                              -0-           -0-
        Accounts payable                         (46)       (62,918)
        Other current liabilities                 -0-           -0-
Total adjustments                                (46)       (62,918)

Net cash provided (used) by operating
  activities                                     (46)       (62,918)

Cash flows used by investing activities:
  Capital expenditures                            -0-            -0-
  Proceeds from sale of equipment                 -0-            -0-
  Capitalization of software costs                -0-            -0-
Net cash used by investing activities             -0-            -0-
Cash flows provided (used) by financing
  activities:
  Net proceed from sale of common stock          -0-            -0-
  Net proceeds (payments) on short term debt      -0-           -0-
Payments on long-term debt                        -0-           -0-

Net cash provided (used) by financing
  activities                                      -0-            -0-
Net increase (decrease) in                       (46)      ( 62,918)
Cash, beginning of period                        107         64,073
Cash, end of period                          $    62      $   1,155
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest:       -0-           -0-
Supplemental schedule of non-cash investing
  and financing activities: (Note 7)
     Sale of inventory		                          -0-     		    -0-
     Elimination of accrued dividends	            -0-	          -0-
     Additional paid in capital  			              -0-           -0-
     Reduction of Preferred Stock			              -0-           -0-


The accompanying notes are an integral part of these financial statements.





ADVA International Inc.
Notes to Financial Statements

1.	Basis of Presentation
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

On May 10, 1999 Biotel Inc.(Biotel), the Company's majority shareholder, purchased the assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical Products, Inc. In addition, Biotel made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biotel and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of Advanced Medical purchased by Biotel were consolidated with the operating assets and liabilities of Biosensor Corporation (whose name was changed to Biotel Inc.), and the assets and liabilities of Diagnostic Monitoring, purchased by Biotel from Cardiac Sciences Inc. on December 31, 1998, into Advanced Biosensor, Inc., a new wholly owned subsidiary of Biotel, which agreed to assume Advanced Medical's lease obligations and to continue to operate the business at the present Columbia, SC location.

The Company filed the Final Report in Chapter 11 Proceeding with the Court on October 5, 1999. The United States Bankruptcy Court for the District of South Carolina issued an order on May 5, 2000 approving a modification to the confirmed Plan of Reorganization of Advanced Medical Products, Inc., debtor-in-possession, which deletes the provisions for dissolution of the corporation and the extinguishment of the existing shares of Advanced Medical Products, Inc. stock, and substitutes provisions stating that the corporation will continue its existence and the existing shares of stock will remain valid. The court re-opened the case and issued the order approving and amending the Plan of Reorganization in order that a transaction fee could be realized for the benefit of creditors of Advanced Medical Products, Inc. and the payment of certain transaction related expenses. The Federal Bankruptcy Court entered an Order on January 5, 2001 closing the re-opened case.

3.	Changes  to Corporate Structure and Related Party Transactions

On February 29, 2000, in accordance with the Information Statement mailed to shareholders on or about January 7, 2000, and the vote of the majority of the shares of common stock of Advanced Medical Products Inc., a Certificate of Amendment of the Certificate of Incorporation was filed with the Secretary of State of Delaware changing the name of Advanced Medical Products, Inc. to ADVA International Inc., effecting a one share for ten shares reverse split of all of the common stock issued and outstanding, and authorizing the Company to issue 20,010,000 shares, of which 20,000,000 shares shall be common stock, all of which shall have a par value of $0.001, amounting in the aggregate to $20,000, and 4,000 shares shall be Class A Preferred Stock all of which shall have no par value, and 6,000 shares of Class B Preferred Stock all of which shall have no par value. The common stock trading symbol on the NASDAQ Bulletin Board for the Company was changed from "ADVA" to "ADII" in March 2000. All references to shares and per share data in this Annual Report give retroactive effect to all reverse splits and re-capitalizations discussed herein.

4.	Capital Stock Transactions

On January 21, 2000, the Board of Directors of the Company, believing that it was in the best interest of the stockholders to pursue opportunities to merge a private company into the Company, authorized by unanimous consent the appointment of a committee made up of two members of the Company's Board, one of whom is also an officer and director of Biotel, the Chief Financial Officer of Biotel, and an outside member who is also an outside director of Biotel, (the "Committee") for the purpose of seeking potential reverse merger candidates, reviewing information, negotiating terms of a stock sale and merger or a share exchange, and presenting recommendations to the Company's Board for approval. Whereas the Company has no financial resources to pay employees, directors, advisors or consultants for services, the Board approved the "2000 Consulting Plan", authorizing the issuance of common stock of the Company to members of the Committee, and to one or more outside consultants to assist the committee with the process, as compensation in lieu of cash for these services.

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

The United States Bankruptcy Court for the District of South Carolina issued an order on May 5, 2000 approving a modification to the confirmed Plan of Reorganization of Advanced Medical Products, Inc., Debtor-in-Possession, which deletes the provisions for dissolution of the corporation and the extinguishment of the existing shares of Advanced Medical Products, Inc. stock, and substitutes provisions stating that the corporation will continue its existence and the existing shares of stock will remain valid. The court re-opened the case and issued the order approving and amending the Plan of Reorganization in order that a transaction fee, to be funded by a merging party, at Closing, could be realized for the benefit of creditors of Advanced Medical Products, Inc. - Debtor in Possession and for the payment of certain transaction related expenses. On January 5, 2001 the Federal Bankruptcy Court entered an order closing the re-opened case.

5.    Agreement of Stock Exchange

On June 17, 2000, ADVA International Inc. entered into a Definitive Agreement of Stock Exchange to acquire all of the outstanding shares of common stock of Global Information Group USA, Inc. ("GIG") in exchange for 12,468,750 common shares of ADVA, or 94.57% of the total capital stock outstanding after giving effect to the transaction. Under the terms of the Agreement, the existing stockholders of ADVA International Inc. would own the remaining approximate 5.43% of the common stock. Shareholders of GIG who are not officers or directors of GIG or the Company would be entitled to one demand registration right, and all GIG shareholders and Biotel Inc., the Company's largest shareholder prior to the transaction, would be entitled to certain piggy-back registration rights. GIG would pay a transaction fee of $300,000 which would be used to pay certain costs of the transaction and all priority claims of Advanced Medical Products Inc. - Debtor in Possession, with the balance to be paid pro-rata to the remaining unsecured creditors of Advanced Medical Products Inc.

As a result of the transaction as proposed, GIG would become a wholly owned subsidiary of ADVA; the operations of GIG would become the operations of ADVA, and because of the reverse nature of the merger, the prior financials of GIG would become the historical financials of ADVA International Inc.

GIG develops and markets 3D solid modeling, animation and rendering software that runs on the LINUX Operating System. The LINUX OS is "open source" software developed, debugged and improved by an international community of programmers and is distributed free on the Internet. The application software market targeted by GIG is the high volume/low price segment of the computer market where users have embraced LINUX as a robust lower cost alternative to the UNIX and MS Windows operating systems.

As of December 31, 2000 the Definitive Agreement of Stock Exchange between GIG and the Company, and an extension thereto, had expired. However, on February 7, 2001 the Company and GIG entered into an Escrow Agreement extending the Agreement of Stock Exchange until March 2, 2001. Under the terms of the Escrow Agreement, $50,000 has been deposited in an escrow account to be applied toward the $300,000 transaction fee at Closing. If the agreed upon transaction has not closed by March 2, 2001 for any reason other than a material default of the Agreement of Stock Exchange by the Company, Advanced Medical Products, Inc. - Debtor in Possession will be entitled to the escrowed funds. The Company and Biotel, and their officers and directors, have agreed to cease all third party contacts related to seeking potential reverse merger candidates until March 2, 2001 pending completion of the anticipated transaction with GIG by that date.


ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS

Forward Looking Statements

This and other sections of this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which represent the Company's expectations concerning future events including future cash flows and results of operations, and any share exchange that may, or may not, take place as a result of the Definitive Agreement of Stock Exchange between the Company and GIG as disclosed in Note 4 above. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made herein or from time to time by or on behalf of the Company.

The following discussion should be read in conjunction with the accompanying Financial Statements, including the notes thereto, appearing elsewhere herein.

Results of Operations
The Company had no operations and no sales for the three months or six months ended December 31, 2000, or the three months or six months ended December 31,1999. There were no selling, general or administrative expenses and no research and development costs, and there was zero net income.

During the six months ended December 31, 2000, net cash decreased by $46 due to bank service charges, and liabilities decreased by $46 since liabilities to creditors of Advanced Medical Products, Inc.- Debtor in Possession will be limited to the net cash available for final distribution.

Liquidity and Capital Resources

The Company ceased operations on May 11, 1999. The cash available on December 31, 2000 of $62 was insufficient to meet remaining priority claims totaling $39,724. No capital resources were available to the Company on December 31, 2000,
and there was no liquidity.   Any future liquidity will be
dependent upon completion of a reverse merger transaction.








PART II - OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K

(a) Exhibits - None
(b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter for which this report is filed.














SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


					ADVA International Inc.
                              (Registrant)


				By:   /s/GEORGE L. DOWN
					George L. Down, President


Dated:  February 7, 2001
1

1