Form 10KSB
period 2001-03-31
ADVA INTERNATIONAL INC
filed 2001-07-13
CIK 807732

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16341

                             ADVA INTERNATIONAL INC.
               (Exact name of Issuer as specified in its charter)

                                                    454 South Anderson Road
              Delaware                          Rock Hill, South Carolina 29730                    16-1284228
------------------------------------------ ------------------------------------------ --------------------------------------
     (State or other jurisdiction of            (Address of principal executive                 (I.R.S. Employer
     incorporation or organization)               offices including zip code)                Identification Number)

                                 (803) 327-6790
                ------------------------------------------------
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
------------------------           ---------------------------------------------
           None                                         None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                        ---------------------------------
                                 Title of Class

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES __X__    NO ______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB: [ ]

         State issuer's revenues for its most recent fiscal year.  - 0 -
                                                                   -----

         The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock on March 31, 2001 as reported by the National Association of Securities Dealers' Over-the-Counter Bulletin Board quotation service, was approximately $39,555,582.00. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES: _X_ NO:___.

              As of March 31, 2001, the issuer had 13,185,194 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III hereof.


                    The Exhibit Index is located on Page 51.

                             ADVA International Inc.

                                Table of Contents

                                                                                                               Page
                                                                                                               ----

GLOSSARY.........................................................................................................4

PART I...........................................................................................................6
    Item 1.     Description of Business..........................................................................6
    Item 2.     Description of Properties.......................................................................28
    Item 3.     Legal Proceedings...............................................................................28
    Item 4.     Submission of Matters to a Vote of Security Holders.............................................28

PART II.........................................................................................................28
    Item 5.     Market for Common Equity and Related Stockholder Matters........................................28
    Item 6.     Plan of Operation...............................................................................29
    Item 7.     Financial Statements............................................................................31
    Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................................31

PART III........................................................................................................32
    Item 9.     Directors and Executive Officers of the Registrant..............................................32
    Item 10.    Executive Compensation..........................................................................32
    Item 11.    Security Ownership of Certain Beneficial Owners and Management..................................32
    Item 12.    Certain Relationships and Related Transactions..................................................32
    Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................33

PART F/S........................................................................................................37

EXHIBIT INDEX...................................................................................................51

                                    Glossary

         Set forth below are definitions of certain specialized terms found in this Report.

         Cluster: A number of individual computers and/or processors linked via a communications network which process data as a single, shared computing resource.

         Computer Aided Design ("CAD"): A combination of hardware and software that enables engineers and architects to design everything from furniture to the space station. Until the mid 1980's, all CAD systems were specially constructed computers. CAD software that runs on general-purpose workstations and personal computers is now widely available.

         Computer Aided Engineering ("CAE"): Computer systems that analyze engineering designs and convert them into usable 3D models. CAE systems test a design under a variety of conditions to see if it will function as expected under real -world conditions.

         Constructive Solid Geometry ("CSG"): The process of building solid objects from other solids. The three basic CSG operators are union, intersection, and difference. Each operator acts upon two objects and produces a single object result. By combining multiple levels of CSG operators, complex objects can be produced from simple ones.

         File Transfer Protocol ("FTP"): A facility for transferring to and from remote computer systems. Usually the user transferring a file needs authority to log in and access files on the remote system.

         GNU General Public License - ("GNU" pronounced "guh-NEW"): The license under which the Linux operating system ("Linux OS") is written and distributed. The terms of the license provide, among others, that the source code of the Linux OS is freely distributed and available to the general public. "GNU" is a recursive acronym, which stands for "GNU's not UNIX".

         Kernel: The fundamental part of a program, typically an operating system, that resides in memory at all times and provides the basic services. It is the part of the operating system that is closest to the machine and may activate the hardware directly or interface to another software layer that drives the hardware.

         Legacy application: An older software application, which is still in use. Typically, legacy applications are database management systems running on mainframes or minicomputers. An important feature of new software products is the ability to work with a company's legacy applications, or at least be able to import data from them accurately.

         Modeling: Any method of precisely representing a 3-dimensional object as a set of mathematical equations on a computer.

         Object code: The machine language representation of programming source code. Object code is created by a compiler and is then turned into executable code for use by the computer.

         Polygonal Modeling: The construction of computer-generated models utilizing two-dimensional shaded polygonal shaped surfaces (generally triangles). Polygonal modeling is employed by most of the popular 3D graphics applications in use for special effects and animation today. Compare solid modeling (below) where mathematical solids are used to build models.

         Porting: To rewrite or otherwise enable a program written for one type of computer to be moved to another. To port an application, sections that are machine dependent must be rewritten and then recompiled (re-translated from source code (the code written by the programmers) into object code (the intermediary computer language produced by running source code through a compiler)) on the new computer.

         Rendering: Refers to the process of adding attributes to a computer graphics model by adding qualities such as lighting, reflectivity, texture and color. One technique for rendering graphics is called raytracing. Another type of rendering is scanline rendering, which renders images one vertical line at a time instead of object-by-object as in raytracing. In general, scanline rendering does not produce results on a par with raytracing, but it is used frequently in animation packages where the image quality of each individual frame is less important. Other types of rendering include radiosity and reflection mapping.

         Raytrace Rendering: In computer graphics, an advanced technique for adding realism to an image by including variations in shade, color intensity, and shadows that would be produced by having one or more light sources on an image. Raytrace software works by simulating the path of a single light ray as it would be absorbed or reflected by various objects in the image and the human eye. To work properly, the artist must specify parameters of the light source (intensity, color, etc.) as well as all the objects (how reflective or absorbent the materials are). In the past, raytrace rendering required enormous computational resources, and was supported by only the most advanced graphics systems. Today, raytrace rendering can be performed on many desktop workstations and personal computers.

         Render Farm: A network of computers specifically dedicated to the rendering function.

         Solid Modeling: A method of modeling used primarily in the CAD market segment in which solid shapes or primitives (such as cubes or spheres) are added to or subtracted from one another, or modified to create a resulting solid shape. In solid modeling, single objects of high complexity can be created through a series of simple steps. Compare Polygonal Modeling in which polygonal surfaces are used to construct the modeled object.

         Source Code: Programming statements and instructions written by a human programmer. Source code is not directly executable by the computer but must be converted into machine language by compilers, assemblers or interpreters before a computer can make the program functional for the end-user of the software.

         Visualization: The use of rendering tools to visualize by giving textural, lighting, reflective, and/or refractive qualities to a dataset or model. This process is often used by CAD professionals to test the visual impact of their designs in the ongoing process of product design and by digital media artists to preview the effects of work done on their computer generated imagery. Visualization is also used to translate complex data (scientific and other types) into graphical form for ease-of-understanding.

                                     PART I

Item 1.  Description of Business

Introduction

         On March 2, 2001, ADVA International, Inc. ("ADVA"), Biotel, Inc. ("Biotel"), Global Information Group USA, Inc. ("GIG" or the "Company") and the stockholders of GIG (the "Stockholders") consummated a transaction pursuant to an Agreement of Stock Exchange dated June 19, 2000, as amended (the "Agreement"). Under the terms of the Agreement, the Stockholders exchanged all the issued and outstanding shares of GIG owned by them and received in return an aggregate of 12,468,750 shares of ADVA common stock, par value $0.001 ("Common Stock"), representing a 94.57% equity interest in ADVA (the "Stock Exchange"). GIG accordingly became a wholly owned subsidiary of ADVA. The remaining ADVA shares continued to be owned by the then-current stockholders of ADVA.

         ADVA functions as a holding company. Currently, its sole asset is all of the outstanding common stock of GIG. Accordingly, unless otherwise indicated or the context otherwise requires, use of the terms "Company", "we", "our" or "us" in this Report refers to GIG.

         For historical information and background on GIG and ADVA, see "GIG's Historical Background" and "ADVA's Historical Background" elsewhere in this Report.

Business Overview

         We develop and market applications software running on the Linux and UNIX operating systems (respectively, the "Linux OS" and "UNIX OS"), specifically, a three-dimensional ("3D") solid modeling, animation and rendering system for use by digital media professionals in the production of film and video special effects, animation, computer-aided design ("CAD") and scientific visualization, website and print graphics, game development and virtual television. Our present software product, first developed for the UNIX OS and now ported to the Linux OS, is believed to be the only complete 3D solid modeling, animation and rendering system currently available on the Linux OS.

         The Linux OS is "open-source" software, i.e., it can be copied, modified and distributed without any associated fee and with few restrictions. The Linux OS came into being when Finnish computer programmer Linus Torvalds rewrote the UNIX OS to run on Intel(R) processors. The Linux OS is distributed free on the Internet and via established market channels. An international community of programmers in cooperation with industry leaders such as Linux.org(TM), VA Linux(TM) (LNUX), Red Hat(R) (RHAT), Silicon Graphics(R)
(SGI), IBM(R) and other major computer industry concerns continuously develops, debugs and improves the Linux OS, releasing all improvements to the worldwide developer community under the terms of the GNU General Public License.

         The stability, high performance, low cost and broad developer support of the Linux OS has caused it to emerge as a viable alternative to proprietary or internally developed operating systems. As the popularity of the Linux OS grew, applications developers began to market for sale Linux-compatible versions of well-known software applications. Although these applications run on the open source Linux OS, many of the applications are not themselves open source software. For example, Corel Corporation markets Linux versions of its well-known WordPerfect(R) Office Suite and its CorelDraw(R) product.

         We intend to distribute our basic 3D toolset in both Linux and UNIX versions at a low cost to all registered users. We will offer more advanced software applications in both Linux and UNIX for sale to consumers at low prices relative to our competition. We are also exploring the possible development of our products for the Windows(R) and Apple(R) operating systems. Although we are considering the feasibility of releasing certain parts of our Linux source code under an open source license, we plan to keep our source code proprietary for the foreseeable future.

         In light of the large existing and growing user base of Hewlett-Packard(R), SGI(R) and SUN Microsystems(R) workstations, we also plan to re-introduce our UNIX-based products in calendar year 2001, particularly targeting the CAD visualization segment of the 3D graphics market. Despite the recent general downturn across the technology markets, the 3D graphics market showed significant growth in calendar year 2000. This growth is projected to continue at a compounded annual rate of 43% through 2005 (see "Strategy" for additional data and supporting research regarding the 3D graphics market).

         Our software was originally written to run on the UNIX OS. Our software won several awards and was used by high-end CAD/CAE designers in such companies as the EPIC product design division of Kodak(R), ABC-TV, Endemol
Entertainment(R), the Swarovski Crystal(R) design department as well as others.

         The use of 3D solid modeling is fairly universal throughout the CAD technology market segment. The ability of our GIGVIZ product to import true 3D solid models directly from CAD programs and render them to a photorealistic level is advantageous in this market. Given the continued growth of the large, existing base of UNIX users, the continued growth of the CAD market and the advantages our software brings to this market space, we have decided to enhance and diversify our potential revenue streams by marketing our GIGVIZ product in the UNIX-based CAD market as well as the Linux market.

         We expect to effectuate this largely by selling through the existing and mature CAD reseller channel and directly to end users over the Internet.

The Technology

         We market to Linux and UNIX users a professional-quality 3D solid modeling, animation and rendering software suite. We acquired the software and rights to all ancillary intellectual property from a prior owner and later completed porting the software from UNIX to Linux. The cost of acquisition and porting was a fraction of the total development cost of the technology and therefore will enable us to price our products aggressively in an increasingly competitive market.

         Our flagship product, GIG3DGO, is a 3D graphics system built upon a modeler with 3D solid geometry core technology, an important feature since the use of polygonal modeling is considered by many users as less effective for the construction of products or buildings in real world environments. Using a wide range of animation tools, the user can then animate the models. We believe our raytrace renderer to be among the best available in the industry. Our software also includes a set of dedicated converters thus enabling users to import files and models from competitive and complementary programs, rendering them to near-photographic quality. The sister products to GIG3DGO are described elsewhere in this Report. See "Our Products".

         The Linux OS has also been ported to the IBM(R)/Motorola(R) Power PC and Compaq(R)/DEC ALPHA chips. We anticipate that this technological development, together with certain re-compiling work to be done on our products, will allow our software to run on over 90% of the world's workstations, desktops and laptops. We are also exploring cost-effective development methods to port certain of our products to run on Apple(R) (MAC OS X) and Windows(R)-based computers in the future.

Historical Background - Technology

         Our original technology was developed over eight years at an estimated total cost of approximately $15 million by ElectroGIG Nederland BV ("ElectroGIG"), which filed for bankruptcy in 1996. Through a series of transactions, ElectroGIG's technology and intellectual property rights were subsequently transferred to Belport Informatica e Electronicas, Importacao e Exportacao, Unipessoal LDA, a Portuguese company ("Belport"). In February 2000, in exchange for a one-time payment, Belport transferred to the Company all right, title and interest in and to the ElectroGIG technology and other intellectual property, including the software, the source code, copyright, know-how and technology, all trademarks, service marks, logos, logotypes, domain name registrations and other proprietary rights created by ElectroGIG and to which Belport held title. We plan to file in the United States Patent and Trademark Office and the offices of equivalent overseas bodies assignment documents securing our interests in this acquired intellectual property.

Our Products

         Throughout our existence, our UNIX legacy applications as originally developed by ElectroGIG Nederland B.V. have been in use in the market by a limited number of end-users. Since mid-1999, we have sold in a Linux beta version a limited number of copies of our flagship GIG3DGO product. These sales were primarily for testing purposes and resulted in minimal revenue to the Company.

         The recent Stock Exchange, related activities and the relocation of the former Columbia, South Carolina and New York offices into one office in Rock Hill, South Carolina have unavoidably delayed our progress to market. We now expect to make available in Fall 2001 our Linux-compatible products for distribution through resellers, original equipment manufacturers and direct through the Internet. Our products all share certain core technology and are therefore expected to be relatively easy to maintain and/or upgrade as new releases of the Linux OS become available. We anticipate that although a limited version of GIG3DGO will be bundled with Linux OS releases and made available for Internet download free of charge, subsequent upgrades and products will be competitively priced in light of the advantage of our lower acquisition and development costs. Due to recent changes in the Linux market, we no longer believe that providing our software free of charge is either necessary or advisable. We expect that after we update to current UNIX releases and resolve certain minor compatibility issues we will commence selling our GIGVIZ product on the UNIX OS during calendar year 2001.

                                     GIG3DGO

         Our flagship product is a 3D animation system consisting of a constructive solid geometry modeler, a set of advanced animation tools and a photorealistic renderer that can be configured according to the end-user's desired output needs. GIG3DGO will provide professional 3D graphics tools to Linux users at an entry-level price which we anticipate will be well below the lowest priced comparable packages on UNIX and Windows(R) NT. GIG3DGO users will be able to use the GIGSTAR renderer as an add-on package.

                                     GIGVIZ

         GIGVIZ is a visualization tool that enables the modeling, lighting and rendering of 3D models constructed in most popular computer aided design ("CAD") packages and scientific data generation formats presently being utilized. Through a set of dedicated converters, users of CAD packages may use GIGVIZ to import their 3D solid models unchanged and render them to near-photographic quality. A substantial portion of both legacy and currently sold UNIX workstations are employed by the CAD and scientific visualization segments of the 3D graphics market. We plan to market both Linux and UNIX versions of GIGVIZ to users of these products. We anticipate that both Linux and UNIX users will be able to also take advantage of the GIGSTAR renderer as an add-on package.

                                     GIGSTAR

         GIGSTAR is a raytrace renderer, to be made available as a stand-alone product, which will enable our users to distribute large render projects over a network or cluster of less expensive Linux computers. As rendering is a time-intensive function of computer processing, GIGSTAR on Linux will enable end-users to reduce rendering time at a more cost-effective price. Animations can consist of between 25 - 30 data-rich frames per second of animation. One such frame, depending on its content, can take anywhere from minutes to dozens of hours to render the complex visual effects encompassing the animation's lighting, motion and other variables. The ability to distribute this function over a network of computers reduces the total amount of time necessary to complete the project.

         However, this solution can increase the total cost of the system by a significant factor when using UNIX or Windows(R) computers. By employing a less expensive Linux-based render-dedicated network or cluster (or "render farm"), this increase in system cost can be substantially reduced. We anticipate that the GIGSTAR product will also be priced substantially below competitive products thereby allowing the Linux user to deploy greater render power more cost-effectively.

         The Company also plans to provide GIGSTAR licenses on a "timed" or rental basis which will allow end users to dedicate substantial computing power to projects that are often of fixed duration. By purchasing only the rendering power they need for the amount of time necessary, the digital content creator and CAD designer gains greater flexibility to control costs and maximize profits.

                                   GIGPOWER3D

         GIGPOWER3D provides one tool kit to the professional digital content creator or CAD user containing the features of GIG3DGO, GIGVIZ and GIGSTAR together with user-enabled software development tools to customize the software. The Company expects that later releases of the GIGPOWER3D product will also offer Linux clustering capability. Like its sister products, it will be available at highly competitive prices.

                        GIG "A LA CARTE" PRODUCT DELIVERY

         In addition to the products listed above, end-users will be able to purchase individual upgrades to their basic packages "a la carte" through our website. Upon confirmation of the user's desired configuration and payment information, an e-mail software key will be sent within minutes to the end-user allowing users to access and download the software, configuring the license according to individual requirements.

Product Pricing

         We anticipate that our products will be priced significantly lower than those of our competitors. This policy is in keeping with our low cost of acquisition and development and the custom of the Linux community. In order to present a balanced pricing structure, our UNIX OS - based products will be priced at the same general price points as their Linux OS - based counterparts.

Product Delivery E-Mail Software Keys

         Through a system of password keys, we intend to make our products available to end-users on a "timed" basis for those who may only need certain application features for certain limited time periods. For example, an end-user with a heavily rendered animation project and a tight deadline may wish only to "rent" a set of GIGSTAR render licenses for the project at hand. Without the intervention of sales staff, an end-user can then remotely set the time period for the licenses, choose the features needed and pay for the license, using and paying for only the software needed during the time period required by the end-user.

Product Support

         Technical support will be handled primarily through the Internet. For a small annual fee, end-users will receive access to a member-only intranet which will provide them with direct interaction with technical support staff via instant messaging technology such as ICQ, e-mail support and access to a community of users. Members may log onto topic-specific areas to discuss experiences, "tips and tricks" and other solutions using our software. The discussion pages will also provide content for the "frequently asked questions" section of the website. The site will feature searchable on-line manuals, artwork galleries, bug reporting, "how-to" features and tutorials. The site will also feature download and streaming videos of key functions in the software demonstrated by technical staff and experienced end-users. An Internet-based support function will help reduce staff costs thus enabling cost-efficient worldwide support and will allow us to monitor end-user reactions, problems and input to help us identify areas in the software requiring upgrading and/or fixing. We anticipate that our website will be on-line in the second quarter of fiscal 2002 and we expect to phase in the more advanced functions through the remainder of the year.

Sales and Marketing

         We plan to utilize three main resources as sales channels:

         o The worldwide networks of Linux and UNIX resellers;
         o Bundling arrangements with hardware manufacturers and software providers; and
         o Direct sales via the Internet on the GIG website and on existing Linux and UNIX Internet shopping sites.

         We plan to market our products and generate interest in our sales channels via:

         o Worldwide trade show marketing in cooperation with Linux/UNIX distributors and hardware manufacturers (e.g., IBM(R), SGI(R), Compaq(R), Red Hat(R), SUN(R)and Mandrake Linux);
         o Direct advertising in major Linux and computer graphics periodicals such as LinuxWorld, Linux Journal and Computer Graphics Imaging magazine;
         o Banner advertising on high-traffic Linux websites such as Andover.net, freshmeat.com, slashdot.com and linux.com;
         o Free distribution to all colleges, universities and vocational schools with a Linux or 3D graphics curriculum;
         o Entering into co-marketing arrangements with market-leading CAD manufacturers and resellers and Linux companies for seminars, bundling arrangements, trade show participation, etc.;
         o Free distribution of CD-ROMs containing our software releases, tutorials, artwork galleries and marketing materials
         o Our website, which will offer specials, trade show information, training and seminar information, downloadable versions of our software and video advertising.

         Our strategy for distribution and sales relies heavily on the construction and maintenance of a global network of regionally mirrored websites combined with FTP sites for efficient software downloads. Furthermore, we will distribute our products via both manufacturer bundles and Linux/UNIX resellers and via direct download from the Internet. Once the full software package is in the possession of the end-user, the end-user will be able to work with the basic product free of charge for a limited period of time. Should the end-user desire to purchase the basic product, expanded features, converters, higher render power, technical support or any other GIG product, our customer-enabled website will allow the end-user to make selections, pay for purchases and receive configured upgrades via e-mail in minutes. We plan to provide all of our software products in this "customer-configurable" manner.

Strategy

         The current products we offer are the first step in our plan to become a principal developer and marketer of Linux-compatible applications. Through association, acquisition and assimilation, we plan to begin offering a wide range of Linux-compatible and other products over the next two years. We believe that the number of potential competitors developing competing quality applications will also increase rapidly over the next three years. Our primary objective is to become the leading provider of low cost, high quality Linux and other 3D graphics and visualization tools for the rapidly expanding market. We plan to exploit our advantages of low development/acquisition cost, time to market and price/performance to gain market share. Concurrently, we are engaged in research to help define enabling technologies and related applications with which to further exploit the existing code stream into new products.

         We have targeted for particular strategic emphasis the growing international market for Linux products and new Linux OS users (and Linux "converts"). This includes potential customers in regions whose markets have not previously been dominated by our major competitors in the market for 3D graphics products running on UNIX or the Windows(R) operating systems. These regions, which include Asia, South America and Eastern Europe, among others, are showing great promise as target markets for many of the Linux OS and hardware manufacturers. We expect that this market segment will continue to be a primary focus of our 3D graphics sales efforts.

         An associated focus will be on the growing worldwide market demand for the increasingly realistic visualization of 3D graphics from medical, scientific and CAD datasets. Based on our market research, industry commentary, past awards and end-user input, we believe we possess one of the most photorealistic raytrace rendering systems available today, one which runs across multiple platforms and, due to its modular design, may be converted into a standalone product for direct use with the 3D graphics software offerings of other vendors.

         In the second phase of the Company's growth, we plan to market and develop an expanded roster of application products in the Linux market, initially for the 3D graphics market space. Although the rapid growth of the Linux market has been heretofore largely attributable to increases in the sales of network servers/applications, we, as well as many industry professionals, believe the growth in desktop/workstation Linux sales has been limited by a lack of application development for this market segment. We are actively researching and negotiating the possible acquisition of the rights to other applications that will be suitable for porting and marketing in the Linux technology space. Since many companies have begun development of Linux products for the desktop and workstation segments, we believe a market is growing for desktop products. See "Competition" for more information on this subject.

         In order for us to succeed, both the Linux OS desktop/workstation market and the demand for our existing 3D graphics and new applications must continue to grow. Based on independent market research, we believe these markets will experience steady growth for the next three to five years. Jon Peddie Associates, a leading market research firm reporting on the 3D Visualization & Simulation Market (the overall market for our current product line), predicted in late 1999 that the market for 3D tools (including hardware, software and services) will triple in size - growing from an estimated $8.1 billion at the end of 2000 to $24.8 billion by the year 2005. Growth in Linux use has also been well documented by many respected analysts such as IDC and Dataquest and both these companies project continued growth over the next five years.

         Independent market research has shown that there has been substantial growth in the CAD market segment of the overall 3D graphics industry in calendar year 2001 and that continued growth is projected through 2005. According to figures released in March 2001 by consulting and research firm CIMdata, Inc. ("CIMdata"), the market for CAD tools in collaborative computing environments (also known as "collaborative Product Definition management" or "cPDm") grew by 62% to reach $2.86 billion in 2000. Investments in software rose to $1.23 billion, exceeding the growth rate for service revenue for the first time in several years. CIMdata forecasts overall cPDm investment to continue at a significant pace over the next five years. The firm also predicts that the cPDm market will exceed $4 billion in 2001 and increase at a compound annual growth rate of 43% through 2005, when the market size is expected to exceed $13 billion. According to CIMdata, visualization/collaboration suppliers saw impressive growth in 2000, are poised for continued growth in the next five years and are a driving force in the acceptance and value of overall cPDm initiatives. We plan to capitalize on this projected growth by selling our GIGVIZ software to the existing UNIX OS market as well as marketing in the newer Linux market.

GIG's Historical Background

         GIG is a Delaware corporation which was founded on April 2, 1998. The Company originally had offices in New York, New York and Amsterdam, the Netherlands. The Netherlands office is now closed and we have wound down all operations and other matters relating to the existence of the Amsterdam office. For the fiscal years ended March 31, 2000 and March 31, 2001, the Company generated nominal revenues of $6,944 and $0, respectively, and incurred net losses of $(339,034) and $(1,467,711), respectively.

         During the first two years of our existence, management focused upon building our source code base through licensing and development, surveying the world market for Linux products (particularly 3D graphics applications), engaging in targeted test marketing and seeking funding for our operations. Most of these activities were carried out from our Amsterdam office, which we have since closed. In select market testing, we recognized from Linux resellers worldwide a significant potential for our range of 3D graphics products. In response, we conducted further testing and enhancement of its products using a small group of in house technical personnel in the Netherlands.

         During fiscal years 2000 and 2001, we sought and received approximately $2,250,000 in seed capital investment ($750,000 from equity investment and $1,500,000 from loans), which was used primarily for costs of personnel, research and development, operations and consulting fees.

         During the last quarter of fiscal 2000, we closed a round of financing comprised of loans from two lenders in an aggregate amount of $1.5 million. In the first quarter of fiscal 2001, we received proceeds of $450,000 from the exercise of certain share options ($1.2 million, net of $750,000 of investment and other advisory fees) and $300,000 from the exercise of a subscription option for one per cent (1%) of our issued stock. See "Certain Relationships and Related Transactions" for a complete description of our financing activities. We also completed the acquisition of its software portfolio, source code, trademarks and other intellectual property for a total cost of $200,000 in the last quarter of fiscal 2000. The acquisition provided the Company with all right, title and interest in and to the portfolio of software to which it previously held an exclusive license and enabled us to pursue a technical development strategy without the need to pay royalties.

                                  RISK FACTORS

         Set forth below are certain risks and uncertainties relating to our business. These are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of the following risks actually occur, our business, operating results or financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Associated With Forward-Looking Statements And Industry Projections

         This document contains certain "forward-looking statements". These statements are not historical facts but rather estimates or predictions made by our management and others. All forward-looking statements involve risks and uncertainties. We caution that the important factors discussed below have, or could, both (1) affect our performance, and/or (2) cause actual performance to differ materially from our predictions.

         While we believe that the assumptions underlying the forward-looking statements contained in this document are reasonable, nonetheless, they may be inaccurate. Accordingly, we cannot provide any assurances that these forward-looking statements will, in fact, be correct.

         This document also contains references to industry sources on which market projections are based. These projections are based in part on assumptions about technological developments, software trends and emerging consumer preferences, among other things, and are subject to change due to a number of factors, including economic and market conditions, technological advancements and changes in customer preferences. As a result, we cannot assure you that these market projections will actually be realized.

Risks Related To Our Business

         Because we have a limited operating history and operate in a new industry, it is difficult to evaluate our business and prospects.

         GIG was formed in 1998 and has conducted only limited business activities since formation. Furthermore, we operate primarily in the Linux industry, which has only recently exhibited significant growth. As a result of operating as an early stage company in the new and rapidly evolving Linux products and services market, we will encounter certain risks and difficulties. Certain factors that may affect us include:

         o the evolving and unpredictable nature of our business model;
         o the uncertain rate of growth in usage and acceptance of the Linux OS and other open source software;
         o the uncertain demand for our products;
         o the need to expand our sales, professional services and customer support organizations;
         o acquiring businesses and technologies;
         o increased competition in the Linux industry, particularly from larger, more established companies with greater resources;
         o our ability to attract and retain qualified personnel;

         If we fail to adequately address any of these risks or difficulties, our business strategy may not be successful, our revenues may fail to grow and we may not achieve profitability.

         Our recently adopted strategy to re-introduce our UNIX-based applications to the market and to explore the development of our applications for the Windows(R) and Apple(R) operating systems may not be successful.

         We recently decided to re-introduce to the market the UNIX-based versions of our applications, and also to explore the development of Windows(R) and Apple(R) versions of our applications. We will incur additional expenditures as we seek to develop and implement these strategies. We will also face competition from others who have well-established client and user bases in these market, as well as the infrastructure to support marketing, sales and customer service activities. There can be no assurance that our applications will be met with acceptance in these markets, or that our revenues and profitability will increase as a result of implementing this strategy. We may incur further losses in pursuit of these strategies.

         We may not be able to successfully compete with other companies.

         In the market for 3D computer graphics and visualization software, we face significant competition from larger companies who market technologically advanced, feature-rich and market leading products, have greater financial resources, more established direct and indirect sales channels, larger installed bases and greater name recognition than we do. These companies include Autodesk(R)/Discreet, SGI(R), Alias|Wavefront(TM), Avid(R)/Softimage(R), Newtek(TM), Side Effects SoftwareTM, mental ray(R), Advanced Render Technology and many others.

         In nearly all cases, these companies primarily sell 3D graphics systems that run on proprietary operating systems, such as Microsoft Windows(R) and variants of UNIX. However, some of them, notably Side Effects Software(TM), Alias|Wavefront(TM) and Softimage(R), have ported certain products to the Linux OS or have announced their intention to do so. These companies may have larger and more established service organizations to support these products and operating systems. These companies may be able to leverage their existing organizations, including their service organizations, to provide a wider offering of products and higher level of support on a more cost-effective basis than we can. In addition, these companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can.

         A number of large, international software and hardware vendors, such as www.linuxmall.com, VA Linux Systems(TM), Red Hat(R), Debian(R), Caldera Systems(R) and S.u.S.E.(R) have recently announced intentions to begin or have begun marketing third-party Linux-based software applications. There is a risk that they may begin marketing and/or supporting 3D graphics software other than ours, which have greater functionality and lower prices than ours. Even if the functionality of the standard features of these products is equivalent to ours, we face a substantial risk that a significant number of customers will choose not to purchase products from a less well-known vendor, regardless of the competitiveness of our solutions.

         Furthermore, our competitors in the 3D graphics market segment who lack Linux-compatible applications could bring considerable pressure to bear on the reseller channel not to sell our product line. We also face competition in narrow, vertical markets from limited purpose "plug-in" vendors that offer products that are carefully tailored for specific applications that better address the needs of certain customers. Furthermore, because Linux can be downloaded from the Internet for free or purchased at a nominal cost and is open source licensed, traditional barriers to new developers are reduced compared to UNIX, Windows(R) or Apple(R) development. Accordingly, it is possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share in the Linux market segment. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues and profitability.

         We could face similar competitive pressures from companies which operate in the UNIX market for 3D graphics products which could negatively impact our revenues and profitability.

         We have not been profitable, we expect to incur net losses for the foreseeable future and we may never achieve profitability.

         Our business has not yet generated a profit. We have incurred cumulative losses since April 2, 1998 (inception) through March 31, 2001 of $2,094,596. If our revenues fail to grow at the rate we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability or generate positive cash flow. We anticipate incurring significant expenses in connection with developing our new products, hiring and training personnel, expanding our market reach and building awareness of our brand. We forecast our future expense levels based on our current operating plans and our estimates of future revenues. We may find it necessary to accelerate beyond our current expectations expenditures relating to product development and support and our sales and marketing efforts, or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. All or any of these factors could adversely impact our future profitability.

         We may be unable to develop, expand and maintain a customer base.

         Our future revenue depends on our success in attracting customers and then successfully maintaining customer relationships. Our ability to attract customers and retain them will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future product. We believe the principal factors on which we must compete are:

         o Product functionality;
         o User learning curve and ease-of-use issues;
         o Photo-realistic quality of rendered output;
         o Quality of product and product support;
         o Cost of getting product to market;
         o Price versus performance considerations;
         o File import/export compatibility with competing products, both legacy and new;
         o Efficiency of sales and distribution; and
         o Branding and name recognition.

         To be competitive, we must respond promptly and effectively to the challenges of technological advancement, evolving standards and the innovations of competitors by continuing to enhance our products and to grow our sales and services organization. Our failure to remain competitive will result in an inability to add new customers or to maintain successful relationships with existing customers thus reducing our revenues.

         We and other Linux application providers could be prevented from selling or developing new products if the GNU General Public License and similar licenses under which the Linux OS is run and developed are not enforceable, or not effectively policed. Such an event could lead to a decrease in the use of Linux and have negative consequences on our ability to develop and market its products.

         The Linux kernel and the Linux OS have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses require that any software program licensed under them may be copied, used, modified and distributed freely, so long as all modifications are also freely made available and licensed under the same conditions. We know of no instance in which a party has challenged the validity of these licenses or in which these licenses have been interpreted in a legal proceeding. To date, all compliance with these licenses has been voluntary.

         It is possible that parties may refuse to comply with the terms of these licenses. One resulting risk is that entities with the legal right to enforce these licenses against non-complying parties might not be able to enforce these licenses effectively, because of a lack of financial resources or otherwise. Even with vigorous enforcement action, it is possible that a court would hold one or more of these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed freely would have the effect of preventing us from selling or developing our applications, unless we are able to negotiate a license for the use of the code, or replace the affected code. In the event that we obtained such a license, we would likely be required to pay royalties for our applications covered by the license. Such payments would harm our operating results. We may not be able to obtain such a license. In the event we had to replace portions of the software code, which could be time consuming and lead to higher development costs, our operating results would be harmed.

         We may be unable to protect our intellectual property rights from misuse by third parties.

         Our software library and our trademarks comprise our business. The protective steps we have taken or will take may be inadequate to deter misappropriation of our proprietary rights. We acquired our software library and trademarks indirectly through a series of transactions from ElectroGIG Nederland B.V., now bankrupt. We have not yet updated the records of the relevant national offices (for example, the United States Patent and Trademark Office) to correctly reflect that these trademarks are owned by us, although we intend to do so. Failure to adequately protect our intellectual property rights could damage our brand identity and impair our ability to effectively compete in the market for our applications. Furthermore, defending or enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources.

         We are particularly vulnerable to claims that our applications infringe third-party intellectual property rights because (1) our applications were acquired indirectly from the bankrupt Dutch company that developed them, and (2) our applications may incorporate code developed in part by independent third parties in the open source community. Any resulting claims against us could be costly to defend or subject us to significant damages.

         We may be exposed to future litigation based on claims that our applications infringe the intellectual property rights of others, or that we lack clear title to our intellectual property. This risk is made higher by the fact that most of the code in our products was developed by parties who were not our employees. The great majority of our code was written by developers who were employed by two separate Dutch companies, both of which went through bankruptcy proceedings in the Netherlands in 1996-97. Significant resources could be expended if lawsuits were initiated against us attacking the validity of, or our title to, our intellectual property.

         Moreover, certain code in our applications may have been developed by members of the open source community over whom we exercise no supervision or control and who themselves might not have the same financial resources as we do to pay damages to a successful litigant. For example, developers may incorporate code into the Linux OS or kernel under the GNU General Public License without proper third party consents. These developers are unlikely to perform patent or other searches and may therefore unwittingly infringe third party rights. Third parties may accordingly join us as defendants in infringement suits and we may become subject to claims for monetary damages or an injunction against shipment of our applications. In addition, although we require our employees to refrain from utilizing the proprietary information of former employers in their work for us, employees may do so without our knowledge.

         Any litigation, with or without merit, could be time consuming to defend, result in high costs, divert the attention of management and other resources or cause shipment delays. We also could be compelled to remove or replace infringing technology. We are not aware that our applications infringe any proprietary rights of third parties.

         We may be subject to litigation as a result of information published on, posted on or otherwise accessible from, our Internet sites.

         We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information on our Internet sites, whether written by us or by third parties. Such claims have been brought against online services in the past and can be costly to defend regardless of the merit of the lawsuit. Although federal legislation protects online services from certain claims when the material is written by third parties, this protection is limited. Moreover, the law in this area remains in flux and varies from state to state. In the event a claim is made against us in the future, our business could be seriously harmed.

         If we were prohibited from using the LINUX(R) trademark in connection with our products and/or advertising, our business could be adversely affected.

         We develop and market primarily Linux-based software. We do not own the registered trademark LINUX(R) and, while we intend to seek the consent of the trademark owner to use the mark in connection with our goods and services, we have not yet done so. We believe that the continued use of the LINUX(R) trademark is important to our business. If the LINUX(R) trademark is invalidated through a legal action, or if we are not permitted to use the mark, our business could suffer. In addition, we have no control over the use by others of the LINUX(R) trademark, and such use may lead to confusion as to source, quality, reputation and dependability of the Linux OS, which in turn could harm our business.

         We may not be able to raise sufficient capital to execute our business strategy.

         While we have secured financing which management believes is sufficient to fund anticipated operations through the first quarter of fiscal 2003, we expect to require additional funds to support planned expansion, respond to competitive pressures, acquire complementary businesses or technologies and respond to unanticipated developments. Additional funding may not be available to us in amounts or on terms acceptable to us. If sufficient funds are not available, or are not available on acceptable terms, our ability to fund our expansion, execute our strategy, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

         We have not yet completed the hiring of our management team.

         We need to hire additional members of our management team. Competition for such personnel is intense. We have experienced, and we expect to continue to experience in the future, difficulty in hiring highly skilled employees with the appropriate qualifications. If we do not succeed in attracting new personnel, our business could be adversely affected.

         Our management team will be new and if they are unable to work together effectively, our business could be seriously harmed.

         Our business is highly dependent on the ability of our management team to work together effectively to meet the demands of our business plan and expected growth. The members of our management team are not yet confirmed, but the selected team will not have previously worked together as a management team and will have only limited experience managing a rapidly growing company on either a public or private basis. Our productivity and the quality of our applications may be adversely affected if we do not integrate and train the team quickly and effectively.

         Our management team may have no or only limited experience operating a public company.

         The members of our management team may have no or only limited experience in leadership roles in a public company. We cannot assure you that the management team as eventually identified will be able to successfully lead a public company. The failure of the management team to adequately handle this challenge could have a material adverse effect on our business.

         We may be unable to hire or retain key technical, marketing or sales personnel.

         We intend to hire a significant number of sales, marketing, technical and other personnel during fiscal 2002. Competition for these individuals is intense and we may not be able to attract, hire and/or retain highly qualified personnel. Our future success and ability to achieve revenue growth also depends upon the continued service of these key personnel. Competition for such personnel in our industry is extremely intense and characterized by high and rapidly increasing salaries, which may increase our operating expenses and/or hinder our ability to recruit qualified candidates.

         We depend on the continued services of our founder and other key personnel whose knowledge of our business and technical expertise would be difficult to replace.

         Our products and technologies are complex and we are substantially dependent upon the continued services of our Chief Executive Officer, Anthony Mohr. The loss of Mr. Mohr, or other key personnel, particularly to a competitor, could adversely affect our business, reduce our market share, slow our product development process and diminish our brand identity.

         Our products may contain defects that could be costly to correct, delay market acceptance of our products and/or expose us to litigation.

         Although we engage in comprehensive product testing, errors may be found in our applications after commencement of commercial shipments. Third parties over whom we exercised no supervision or control developed the majority of the software code in our products. Moreover, should we develop future Linux-based applications, a portion of the software code in these new products may also be developed by uncontrolled third parties. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to correct them in a timely manner, if at all. Errors and/or failures in our applications could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the quality and dependability of our applications.

         Errors or failures of our applications could cause our customers to assert warranty and other claims for substantial damages against us. Although our warranties typically contain provisions designed to limit our exposure to potential product liability and warranty claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. Our insurance policies may not provide sufficient coverage to adequately limit our exposure to this type of claim. These claims, even if unsuccessful, could be costly and time consuming to defend.

         We have recently adopted a strategy of platform diversification in order to favorably position the Company in the event that market acceptance or usage of the Linux OS or the UNIX OS slows or stops. However, there is no guarantee that this strategy will protect the Company against losses.

         We expect that a significant portion of our revenues for the foreseeable future will be derived from Linux-based applications and the provision of enhancements, services and support for these applications. The Linux OS has only recently gained broad market acceptance. This acceptance has been mostly limited to Internet infrastructure applications and scientific research environments. Our success depends in part on the continued and increased rate of adoption of Linux in these and additional markets. If this does not occur, our business could suffer.

         Even if Linux is widely accepted, the Linux OS and kernel is an open source software product, which users are licensed to freely copy, use, modify and distribute. Accordingly, anyone may download the Linux OS and numerous compatible software applications from the Internet, or otherwise copy without cost and use such applications. Our business depends in part on customers purchasing our Linux-based applications.

         If the market's usage of the UNIX OS slows or stops, our ability to grow our business could be curtailed. We expect that a significant portion of our revenues for the foreseeable future will be derived from sales of UNIX-based applications and the provision of enhancements, services and support for these applications. The UNIX OS has lost market share to both the Linux and Windows(R) operating systems over the last decade. If this trend continues, particularly in the CAD market, our business will be negatively impacted.

         In an effort to counter these market risks, we have decided to offer our products on both the UNIX and Linux operating system platforms. However, there can be no assurance that our strategy will succeed or protect the Company from incurring losses.

         If multiple and incompatible distributions of Linux achieve sufficient market acceptance, our operating expenses could increase and demand for our products could decline.

         If multiple, incompatible versions of Linux are developed, customers may become less likely to purchase Linux products, and our sales would suffer. In addition, we may be required to offer and support more distributions of Linux. This would result in increased operating expenses. Alternatively, if our software ran only on a single Linux distribution that was not the predominant Linux distribution, our sales and revenue growth would suffer.

         If existing, and future, Linux OS companies fail to support us, refuse to enter into co-marketing arrangements with us, or otherwise react negatively to our business strategy or product line, our business will be harmed.

         Much of the software we plan to bring to market for the foreseeable future will be dependent on the support and success of hardware and software manufacturers and developers in the Linux community. We plan to enter into co-marketing arrangements with these companies to "bundle" our basic software into, for example, entry-level software-hardware packages. Linux OS companies, upon whom we also will rely to develop and maintain the Linux OS and sell Linux-based hardware, may not support us, our product promotions or our corporate or operating decisions. If these third parties fail to support us for any reason, or refuse to enter into "bundling" arrangements with us, we would be forced to rely to a significantly greater extent on our own development and marketing efforts, which would require us to hire additional developers, increase our expenses and adversely impact product release schedules.

         If existing, and future, Linux OS companies do not succeed in achieving increased sales of their respective products, demand for our products will decline.

         The worldwide market for computer operating systems is dominated by the Microsoft Windows(R) and UNIX families of software. While our recently adopted strategy of re-introducing our UNIX-based products and exploring the development of Windows(R) and Apple(R) versions of our applications is intended to take advantage of this situation, our overall success still requires that the companies that manufacture, develop and sell Linux-based computers and operating systems continue to steadily increase their market share, particularly in the desktop and workstation segments. Absent such market growth, the market for our products may not grow and demand for our products may decline, negatively impacting revenues and profitability.

         Because we plan to rely heavily on the Internet for the marketing, sales, delivery and support of our software, disruptions such as viruses would be harmful to our business.

         We will rely on the Internet via regionally mirrored websites, FTP sites and intranets to market, sell and support our products. Such reliance accordingly extends to third party service providers, for example, internet service providers, web hosting service providers and others. If our third-party service providers experience an unforeseen problem or downtime and our Internet presence is significantly impaired as a result, we may lose sales and our customer relationships could suffer.

         "Hackers" could crack the key generation system for our software or reverse engineer our applications and provide them for free to our customer base.

         If illegal copying and use of our software became widespread and well known, it would adversely impact our ability to market our software and maintain sales, and would be harmful to our business.

         Our product sales and revenue growth depend on the continued popularity and acceptance of the Internet, which may decline if new laws and government regulations surrounding the Internet are enacted.

         If the popularity and acceptance of the Internet as an effective medium of commerce does not continue to grow, or declines, our product sales and revenue growth may be harmed. We will be significantly dependent on the Internet to process the marketing, sales and support of our products. As the use of the Internet continues to evolve, increased regulation by federal, state or foreign governments in areas including user privacy, pricing, content and quality of products and services becomes more likely. Our e-commerce activities might subject us to the jurisdiction of the legal systems of other countries. Taxation of Internet commerce, or other charges imposed by government agencies or private organizations may also be imposed. Laws and regulations applying to the solicitation, collection and processing of personal or consumer information could also be enacted. Any of these regulations could result in a decline in the use or popularity of the Internet as a medium for commerce, which could have an adverse effect on our future sales and revenue growth.

         We are vulnerable to unexpected network interruptions caused by system failures, which may result in reduced visitor traffic on our network, decreased revenue and harm to our reputation.

         Substantially all of our communications hardware and other hardware related to our web sites will be in only two to three locations. Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. In addition, our servers are vulnerable to computer viruses, electronic break-ins, human error and other disruptions that could adversely affect our systems and web sites. We could lose revenue and suffer damage to our reputation if any of these occurrences affected our systems. Our insurance policies may not adequately compensate us for losses due to such failures or interruptions.

         If we fail to introduce new products and services in a timely manner, our products will become obsolete and our operating results will suffer.

         The computer software market is characterized by rapid technological change, frequent new product enhancements, uncertain product life cycles, changes in consumer preferences and evolving industry standards. Our products could be rendered obsolete if we lack the resources or ability to keep pace with such changes.

         Because advanced computing environments are highly complex, we cannot accurately estimate the life cycles of our products. New products and product enhancements can require long development and testing periods, which would require us to recruit, hire and retain increasingly scarce, technically competent 3D graphics and Linux-trained personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. It is impossible to predict our success in attracting and retaining the requisite talent to remain competitive.

         Our timely delivery of new and/or enhanced products depends in part upon the open source community, the members of which are not our employees and accordingly are not under our control or direction. Likewise, our UNIX-based products rely on various unassociated commercial developers, none of whom are under our direction or control. Hence, we are dependent in part on the continued innovation and marketing success of third parties. Any failure to timely identify and deliver new products and product enhancements will negatively impact our revenues and business prospects.

         Our ability to introduce new products or product enhancements will be impaired if Linux developers do not continue to enhance the core source code of the Linux OS and develop other Linux-based applications.

         As open source software, the Linux OS source code is open to the public and can be copied, modified and distributed without an associated fee. Our success depends in part on the continued efforts of the open source development community to enhance the source code of the Linux OS and Linux-based utilities and applications to make Linux compatible for use across multiple software and hardware platforms. If Linus Torvalds, the creator of Linux, and other third-party developers slow or stop the development and improvement of Linux functionality or the introduction of new open source software or software enhancements, our ability to market our existing and future Linux products and services would suffer. In this event, we would be forced to rely to a greater extent on our own development efforts or the development efforts of third-party consultants, which would significantly increase our costs.

         If the Linux developer community fails to support us or reacts negatively to our business strategy, our business will be harmed.

         Some members of the open source community have criticized the commercialization of the open source movement through activities such as licensing proprietary versions of open source software and providing services to the users of open source software. This type of negative reaction by third parties in the Linux developer community could harm our reputation, diminish our brand and result in lower revenues and profitability.

         To be competitive, we must strengthen our brand.

         We must have a strong brand in order to successfully compete in the market. In order to develop, promote and maintain our brand identity and to attract and retain customers, we have developed and will implement an advertising and promotional campaign. Our strategies may not be successful however. If we are unable to design and implement effective marketing campaigns, or we otherwise fail to promote and maintain our brand, our sales will not meet projected levels. Our business may also be harmed if we incur significant expense in an attempt to promote and maintain our brand without a corresponding increase in revenue.

         Our products are dependent in part upon the efforts of members of the open source community.

         The quality of future applications is dependent in part on the efforts and the expertise of members of the open source community. If we do not work effectively with this community, our ability to provide quality applications and product enhancements will be harmed, which would harm our revenues and compromise our reputation in the open source community and with customers.

         In seeking to expand our operations outside the United States, we will become subject to a variety of risks.

         We intend to begin selling our products overseas during fiscal year 2002. We anticipate that as we expand our international sales, we will fulfill orders through international resellers and direct sales via the Internet. We are subject to risks inherent in operating outside of the United States, which include, but are not limited to, the imposition of governmental controls, exposure to different legal standards (particularly with respect to intellectual property protection), burdens of complying with a variety of foreign laws, export license requirements, future import and export restrictions, unexpected changes in regulatory requirements, foreign technical standards, political, social and economic instability, trade restrictions, changes in tariffs, difficulties in staffing and managing operations, difficulties in collecting receivables and in repatriating foreign earnings, and potentially adverse tax consequences. Historically, software piracy outside North America has been significant and our sales could be negatively impacted if our products were to be similarly pirated. Demand for our products could also be adversely affected by seasonality of international sales and economic conditions in our international markets. Moreover, should the value of the U.S. dollar increase relative to the value of other currencies, our products could be less competitive in international markets. There can be no assurance that the risks associated with our international operations will not materially adversely affect our business, financial condition and results of operations in the future or require us to significantly modify our business practices.

Risks Relating to Our Stock

         The market for technology-related stocks has recently been extremely volatile.

         Recently, the capital markets have experienced extreme price fluctuations, including pronounced drops in share values and market capitalizations, particularly in technology and technology-related stocks. Should the market continue to experience such extremes and depressed stock values, our ability to raise additional capital on acceptable terms could be curtailed resulting in our inability to implement or realize our business plan. Our inability to proceed with our expansion plans would severely affect our stock price and the value of an investment in our stock.

         We expect to experience volatility in our share price, which could negatively affect the value of an investment.

         An active trading market for our shares may not develop or be sustained. The market price of the shares may fluctuate significantly in response to the following factors, most of which are beyond our control:

         o Variations in our quarterly operating results;
         o Changes in securities analysts' estimates of our financial performance;
         o Changes in market valuations of similar companies;
         o Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
         o Loss of a major customer or other failure to complete significant license transactions; and
         o Addition or departure of key personnel.

         The market for technology and Internet-related companies has experienced extreme volatility and pronounced drops in share values and market capitalization often have been unrelated to the operating performance of a given company. These fluctuations and depressed stock values may adversely affect the trading price of our shares, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may sell them at a loss.

         Acquisitions could result in dilution to our stockholders, operating difficulties and other harmful consequences.

         We expect to acquire or invest in additional businesses, products, services and technologies that complement our service and product offerings and intended customer base. We plan to pursue discussions with companies regarding strategic acquisitions or investments. There can be no assurance that these discussions will result in actual acquisitions.

         To succeed in this strategy, we need to identify suitable acquisition candidates. In the event future acquisitions are consummated, we will face additional financial and operational risks, including:

         o Difficulty in assimilating the operations, technology and personnel of an acquired company;
         o Disruptions to our business due to allocation of resources to consummate these transactions, and the diversion of management's attention from our core business;
         o Difficulty in retaining key technical and managerial personnel from acquired companies;
         o Dilution of current stockholders' equity ownership, if we fund these acquisitions by issuing equity;
         o Assumption of the acquired company's operating losses, increased expenses and liabilities;
         o Weakening or termination of our relationships with existing employees, customers and business partners; one-time in-process research and development charges and ongoing expenses associated with amortization of goodwill and other purchased intangible assets.

         Concentration of ownership may prevent new investors from influencing significant corporate decisions.

         Our executive officers, directors and principal shareholders beneficially own, in the aggregate, approximately 30% of our outstanding shares. As a result, these shareholders, if acting together, will be able to greatly influence the result of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of influence could disadvantage other shareholders with interests different from those of our officers, directors and principal shareholders. For example, our officers, directors and principal shareholders could delay or possibly prevent an acquisition or merger even if the transaction would benefit other shareholders.

         The sale of ADVA Common Stock in the public market could cause stock prices to fall.

         The Stockholders hold 12,468,750 newly issued shares of ADVA Common Stock (representing 94.57% of ADVA's outstanding share capital) that will eventually be eligible for sale in the public market. Sales of a substantial number of shares could significantly reduce the market price of the Common Stock. Even the perception that the Stockholders might sell Common Stock could depress the trading price for these shares. These sales, and the possibility of these sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

         We are at risk of securities class action litigation due to our expected share price volatility and market price declines.

         In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average share price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

         We may be unable to raise additional capital thus reducing our ability to compete and lowering revenues.

         We anticipate raising additional capital in the coming months to meet our needs for expansion of operations. However, additional funds may not be available at acceptable terms, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be reduced and the value of their investment might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those of the securities held by our stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants.

         If we are unable to raise additional capital in a timely fashion and on acceptable terms, we may not be able to, among other things:

         o Develop or enhance our products and/or services;
         o Acquire new technologies, products or businesses;
         o Expand operations, in the United States or internationally;
         o Hire, train and retain employees; or
         o Respond to competitive pressures or unanticipated capital requirements.

         Our failure to do these things as needed could result in lower revenues and could cause serious harm to our business.

Research and Development

         In 2000 and 2001 we conducted limited research and development activities to enhance our products and develop new features based on the licensed technology to which we then held the rights. For the two fiscal years ended March 31, 2000 and March 31, 2001, we incurred research and development expenditures of approximately $34,000 and $9,000, respectively. As a percentage of operating expenses, research and development was approximately 11% in 2000 and less than 1% in 2001. This decrease in expenditures was due to a reduction of engineering activities pending completion of the March 2001 Stock Exchange. Furthermore, the technology acquired in February 2000 required only compatibility and cosmetic updates to bring it to a saleable position in certain market segments. We recently engaged developers who are currently enhancing the compatibility of the product line with the latest distributions of the Linux OS and exploring opportunities for later-stage product development on other platforms.

         We believe a significant level of investment in research and development will be required in order for us to be competitive. Accordingly, in the foreseeable future, we expect research and development expenses to increase both in absolute dollars and as a percentage of expenses. We plan to continue research and development at steadily increasing levels to update our products to the latest Linux kernel release, to produce further Linux-compatible application products and to analyze and assimilate other technologies which we believe will have potential in the Linux and/or 3D graphics technology space. Our recent decision to pursue sales of UNIX products in the CAD market will also require increased research and development to keep our products current with the latest UNIX OS releases and to maintain the compatibility of our converter system with third-party CAD products. We also intend to explore the feasibility of porting certain of our products to the latest Apple(R) operating system (MAC OS X(R)) and Windows(R) releases which will also require increased research and development expenditures.

Intellectual Property Rights

         Our products are based on a set of proprietary algorithms, data interpreters and software code built in commonly used computer languages. Our proprietary rights in this technology are protected by a system of copyright, trade secret and other measures taken to prevent reverse engineering of the products from their salable form (CD-ROM and Internet download). Although we believe that no hacking of our software has taken place to date, we cannot guarantee that such activity will not be successful in the future.

Competition

         Our 3D graphics products face competition from a variety of professionally accepted, well-funded and recognized firms. Competition is based on product characteristics including ease of use, feature sets and quality of rendered output, price, cost-of-ownership, upgrade paths, maintenance and service. Numerous firms market software designed for 3D computer graphics production, many of which are part of publicly traded companies that have substantially greater financial and human resources and much greater name recognition than the Company.

         We believe our principal competitors in the Linux-based 3D modeling/animation/rendering market are Autodesk(R)/Discreet(TM), Newtek(TM), SGI(R)/Alias|Wavefront(TM) and Avid(R)/Softimage(R). In the CAD visualization market, our principal competitors are Autodesk(R), mental images(R), and SGI/Alias|Wavefront(TM). Although none of these firms currently markets a Linux-based visualization tool, many provide somewhat similar tools on UNIX and Windows(R). Companies in the broader 3D graphics market include Autodesk(R)/Discreet(TM), SGI(R)/Alias|Wavefront(TM) and Avid(R)/Softimage(R). While these companies currently direct their efforts largely to a market segment other than that in which we plan to operate, it is possible that they could target our markets in the future. Although we believe there is presently no other complete 3D solid modeling, animation and rendering system available on Linux, SGI(R)/Alias|Wavefront(TM) and Avid(R)/Softimage(R) currently market a polygonal modeling/animation/ rendering system that runs on the Linux OS. We expect greater competition in the future.

Employees, Consultants And Organization

         ADVA had no employees in fiscal 2001. In connection with the Chapter 11 bankruptcy proceedings, all ADVA employees were terminated effective May 12, 1999. ADVA is currently under the guidance of Anthony E. Mohr, President and Chief Executive Officer.

         From September 15, 1999 through March 31, 2001, GIG had only one full-time employee, the Chief Executive Officer, augmented by several part-time employees and consultants in the areas of technology, finance and corporate development. In May 2000, GIG engaged Philip Ayoub as interim acting Chief Financial Officer ("CFO") on a limited basis while a search for a full-time CFO was conducted. In April, 2001, GIG hired George L. Down as President. In May 2001, GIG and ADVA retained financial consultant Thomas A. Kruger to advise on financial and accounting matters. The decision was made to initially utilize Mr. Kruger's services on a limited basis to oversee the transition of the CFO function through the end of fiscal 2002 and to increase his service hours as may be required by the Company. Prior to ceasing operations in the Netherlands in early 2000, GIG employed six to nine persons, consisting of a Managing Director, Lead Technical Developer, two technical staff, a marketing intern and an administrative assistant. The Chief Executive Officer and three part-time administrative/research staff were located in the United States while the other employees were based in the Netherlands office.

         We currently utilize a group of independent contractors in both development and marketing and we are recruiting and/or negotiating employment arrangements with persons to fill various positions. At this time, we employ four contractors in product development, testing, support and web design; one contractor for business development and marketing; and anticipate hiring a full time Sales/Marketing associate during the quarter ending September 30, 2001. We expect to hire full-time employees on an "as-needed" basis throughout fiscal year 2002.

ADVA's Historical Background

         ADVA was incorporated under the laws of the State of Delaware on September 3, 1986 as "Advanced Medical Products, Inc.", and completed an initial public offering of its common stock (the "Common Stock") in June, 1987.

         On March 23, 1999, ADVA (then known as "Advanced Medical Products, Inc.") filed a motion with the Federal Bankruptcy Court, District of South Carolina, for an order authorizing the sale of all assets, including equipment, inventory and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to 11 U.S.C. Section 363 of the Bankruptcy Code. Pursuant to an order entered by the Court on May 10, 1999, Biosensor Corporation purchased the assets and assumed all of the secured debt, employee and commission liabilities and all customer warranty and service liabilities of ADVA, which then ceased operations.

         Following the administration of the Chapter 11 bankruptcy estate of ADVA, the directors recommended and approved certain changes in its Certificate of Incorporation in order to better position it to seek a share exchange or reverse merger with a privately held company in order to recover some value for its stockholders. Accordingly, on March 14, 2000, ADVA amended its Certificate of Incorporation to, among other things, effect a one share for ten shares reverse split of all of the common stock issued and outstanding, and authorize ADVA to issue up to 20,000,000 shares of common stock, par value $0.001, 4,000 shares of Class A preferred stock, no par value, and 6,000 shares of Class B preferred stock, no par value.

         On June 19, 2000, toward the goal of recovering value for its stockholders, ADVA, Biotel, Inc. ("Biotel"), Global Information Group USA, Inc. ("GIG") and the stockholders of GIG (the "Stockholders") entered into a definitive Agreement of Stock Exchange, as amended (the "Agreement"). Under the terms of the Agreement, the Stockholders exchanged all the issued and outstanding shares of GIG owned by them and received in return an aggregate of 12,468,750 shares of ADVA Common Stock representing a 94.57% equity interest in ADVA. GIG accordingly became a wholly owned subsidiary of ADVA (the "Stock Exchange"). The then-current stockholders of ADVA continued to own the remaining ADVA shares. The Stock Exchange was consummated on March 2, 2001 (the "Closing").

The Agreement included representations and warranties of the Stockholders, GIG and ADVA of the type normally included in agreements of this nature. In addition, the Agreement contained various covenants including a covenant by GIG to pay to ADVA at Closing the sum of $300,000 to be paid to the creditors of ADVA, and covenants by ADVA that ADVA's Common Stock be, at the Closing Date, qualified for and included on the OTC Bulletin Board, and that ADVA pay up to $300,000 to the creditors of Advanced Medical Products, Inc., should the Bankruptcy Court so require. Prior to the Closing Date, GIG paid $50,000 in respect of the $300,000 obligation pursuant to an Escrow Agreement dated February 7, 2001. The remaining $250,000 was paid after the Closing pursuant to the terms of the Agreement. The funds were subsequently disbursed to pay costs associated with the Share Exchange with the balance paid to secured and unsecured creditors of ADVA. The Board of Directors of ADVA amended the Bylaws prior to the Closing to provide that the Board consist of six directors. Three of the directors were selected by GIG.

Item 2.   Description of Properties

         ADVA leased a 10,080 square foot building located at 6 Woodcross Drive, Columbia, South Carolina 29212 for a term of five years commencing on November 1, 1996. Pursuant to the acquisition of ADVA assets and assumption of ADVA liabilities by Biotel, Inc. ("Biotel") in connection with the Chapter 11 bankruptcy proceedings, Biotel assumed all ADVA's obligations under the lease and subsequently entered into a lease agreement directly with the landlord, eliminating any obligation ADVA may have had regarding this lease.

         ADVA recently entered into a lease for approximately 1,300 square feet of office space located at 454 South Anderson Road, Rock Hill, South Carolina 29730. This location, which is approximately 25 miles south of Charlotte, North Carolina, now serves as the corporate headquarters for both ADVA and GIG. The lease commenced June 8, 2001 and runs for a term of three years.

         GIG was party to a two-year lease for office space in Amsterdam, the Netherlands, with the Stichting Vastgoedfonds N.V., which terminated on September 15, 1999. Until June 30, 2001, GIG was a party to a monthly lease agreement with the Netherlands Chamber of Commerce, Inc. (the "Landlord"), pursuant to which it leased a small amount of office space, telecommunications services, business services and administrative staff services at One Rockefeller Plaza, Suite 1420, New York, New York 10020. GIG recently relocated to the above-mentioned Rock Hill, South Carolina office.

Item 3.   Legal Proceedings

         The Chapter 11 bankruptcy estate of Advanced Medical Products, Inc. (ADVA's predecessor) has been fully administered. Secured, priority and non-priority creditors are in the process of being paid. There are no material pending legal proceedings to which ADVA or GIG is a party or to which any of their property is subject. ADVA or GIG may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to the security holders for a vote through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

         ADVA's Common Stock, $0.001 par value, is traded in the over-the-counter ("OTC") market under the symbol "ADII.OB." Through February 1, 1995, the Common Stock was quoted on the NASDAQ Bulletin Board under the symbol "ADVA." The Common Stock was delisted from NASDAQ Small Cap trading commencing February 2, 1995 due to ADVA's inability to meet NASDAQ capital and surplus requirements. Since that date, ADVA's Common Stock has been traded on the electronic bulletin board.

         Set forth below is the range of high and low bid information for ADVA's Common Stock for the two preceding fiscal years as reported from the OTC Bulletin Board and reflect daily bid prices. These quotations represent prices between dealers, do not reflect retail mark-up, markdown or commissions, and may not represent actual market transactions. The information has been adjusted to give effect to a one-for-ten reverse stock split, effective March 13, 2000.

                                                              High Ask   Low Bid
                                                              --------   -------

              Third Calendar Quarter, 1999                      0.80       0.10
              Fourth Calendar Quarter, 1999                     3.10       0.50
              First Calendar Quarter, 2000                      3.00       2.06
              Second Calendar Quarter, 2000                     3.25       1.19
              Third Calendar Quarter, 2000                      1.63       0.88
              Fourth Calendar Quarter, 2000                     1.75       0.50
              First Calendar Quarter, 2001                      1.00       0.50
              Second Calendar Quarter, 2001 (through June 1)    3.41       1.12

         The bid and ask prices as of June 14, 2001 were $1.25 and $1.25, respectively. As of June 14, 2001 there were approximately 1,800 record holders of ADVA's outstanding Common Stock.

         ADVA currently has authorized 4,000 shares of Class A Preferred Stock, no par value, and 6,000 shares of Class B Preferred Stock, no par value. Between 1992 and 1996, ADVA issued a total of 2,377 shares of Class A Preferred Stock. Pursuant to the sale in July 1998 by ADVA to Carolina Medical, Inc. of ADVA's MICROS QV product line in exchange for all of the 2,377 shares of ADVA Class A Preferred Stock and unpaid dividends thereon of $162,981, all 2,377 outstanding shares of ADVA Class A Preferred Stock were retired. No shares of Class A or Class B Preferred Stock are currently issued and outstanding.

Dividends

         ADVA has never paid any cash dividends to any of our shareholders, and, for the foreseeable future, it has no intention to pay cash dividends.

Recent Sales of Unregistered Securities

         On March 2, 2001, ADVA issued 12,468,750 shares of Common Stock to the Stockholders of GIG listed below in exchange for all the issued and outstanding shares of GIG. The ADVA shares issued in the transaction represented a 94.57% equity interest in ADVA. The shares were exchanged in a private transaction, without registration pursuant to the exemption provided by Section 4(2) of the 1933 Securities Act and bear a restrictive legend. Each investor had access to all material information pertaining to GIG, ADVA and their respective financial conditions. No broker was involved and no commissions were paid in the transaction.

Item 6.  Plan of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

         Our short-term objectives are to complete the upgrading of our line of 3D graphics products on Linux with product sales to commence during the second - third quarter of fiscal year 2002 across both the Linux and UNIX platforms. We expect to be in a position to show our products at the Linux World Expo trade show in late August 2001. The success of this plan depends, in part, on our ability to forge cooperative relationships with the major hardware and software vendors in the Linux market. We shall also seek to sell our products worldwide directly over the Internet and via the reseller channel for Linux and UNIX-based computer solutions commencing in the above-mentioned period. We expect to introduce our CAD visualization product on the three largest distributions of the UNIX OS: H-P UNIX, SGI Irix and SUN Solaris, within the next two fiscal quarters.

         Our long-term objectives are to generate steadily increasing revenues and obtain the capital necessary to acquire or license other promising technologies to expand our portfolio of Linux-based products. We are also exploring several new technology opportunities for future development and marketing enterprises.

         During the year ended March 31, 2000 we had a loss from operations of $297,170. We funded our operating losses during this period through a combination of long-term debt and the private sale of shares of our common stock.

         During the year ended March 31, 2001 we generated operating losses of $1,253,445. We funded these operating losses during this period through a combination of low interest long-term debt and the private sale of shares of our common stock.

         Based on anticipated revenue growth during fiscal year 2002 and the above borrowings, we believe we will have sufficient funds to meet our projected cash needs through the first quarter of fiscal 2003. We believe that we will attain profitability during the second half of fiscal year 2002. However, should we realize lower than expected revenue growth or incur an unforeseen level of expenses, we will incur additional losses and we will need to obtain additional capital in order to continue operations. No assurances can be given as to the availability of such funding, or the terms thereof.

         We do not have any available credit, bank financing or other external sources of funding. Due to historical operating losses, our operations have not generated cash flow. In order to obtain capital, we would need to sell additional shares of common stock and/or borrow funds from private lenders. We estimate that the Company will seek to raise approximately $8-10 million over the next two years. There can be no assurance that we will be successful in attracting equity or debt funding.

         During fiscal year 2002, we plan to perform limited development work on our existing product line. The work on existing products will include product maintenance, de-bugging and certain enhancements. The majority of expenses anticipated in fiscal year 2002 are expected to relate to building our Internet website, marketing, sales and personnel expenses. We expect to employ a combination of hardware lending programs provided by affiliated computer manufacturers; leasing and purchasing of certain computer hardware; purchasing software licenses and leasing of office equipment and services in order to meet our technical and operational needs.

         The total number of full time employees is anticipated to increase from two to ten over the remainder of fiscal year 2002. Some of our employees will divide their working time between the Rock Hill office and telecommuting from their established home offices. We also utilize several offshore programmers on a contract basis and we expect to expand our remote programming activities over the 2002 fiscal year. We expect this will take place in Europe and India, although other locations may also be utilized.

         ADVA recently changed its fiscal year end to March 31 to coincide with that of GIG.

         GIG recently relocated its corporate headquarters from New York, New York to Rock Hill, South Carolina in order to reduce costs and facilitate the expansion of its infrastructure. There was a minor increase in direct operating expenses related to this relocation, due to the increase in square footage needed for our expansion. However, we are confident that the lower cost-of-living index in the Charlotte, North Carolina metropolitan area and other factors will reduce costs relative to the cost of similar growth in the New York metropolitan area.

Item 7.  Financial Statements

         The financial statements of ADVA and GIG for the years ended March 31, 2001, March 31, 2000 and the Cumulative Period April 2, 1998 (inception) through March 31, 2001, audited by BDO Seidman LLP, are included herein in Part F/S. The Index to the Consolidated Financial Statements can be found at page 37.


Item 8. Change In and Disagreements With Accountants on Accounting and Financial Disclosures

         ADVA engaged McGladrey & Pullen, LLP as its independent accountants to audit its financial statements for the years ended June 30, 1998, 1999 and 2000. On March 2, 2001, effective as of such date, the Board of Directors of ADVA appointed BDO Seidman LLP as ADVA's independent accountants to succeed McGladrey & Pullen, LLP.

         The accountants report by McGladrey & Pullen, LLP on the financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the conduct of the audits of the two most recent fiscal years of ADVA, and all subsequent interim periods preceding the engagement of BDO Seidman LLP, there was no disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The information required to be included in Item 9 of Part III of this Form 10-KSB is incorporated by reference from information from ADVA's definitive proxy statement for its 2001 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act ("Section 16(a)") requires ADVA's directors, executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of ADVA's common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish ADVA with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such reports furnished to ADVA and written representations that no other reports were required, during the fiscal year ended March 31, 2001, ADVA believes that its officers, directors and greater than 10% beneficial owners had complied with all Section 16(a) filing requirements, except for a late Form 5 filed by Mr. Down.

Item 10. Executive Compensation

         The information required to be included in Item 10 of Part III of this Form 10-KSB is incorporated by reference from information from ADVA's definitive proxy statement for its 2001 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required to be included in Item 11 of Part III of this Form 10-KSB is incorporated by reference from information from ADVA's definitive proxy statement for its 2001 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Certain Relationships and Related Transactions

         The information required to be included in Item 12 of Part III of this Form 10-KSB is incorporated by reference from information from ADVA's definitive proxy statement for its 2001 annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-KSB. Management contracts and compensatory plans, contracts and arrangements are indicated by "*".

Exhibit No.                                  Description
-----------                                  -----------

    2.1               Agreement of Stock Exchange, as amended, dated June 19,
                      2000.(1)

    2.2 Amendment (2.01) to Agreement of Stock Exchange dated February 21, 2001.(1)

    2.3               Stock Exchange Joinder Agreement dated February 21,
                      2001.(1)

    2.4               Escrow Agreement dated February 7, 2001.(1)

    2.5               Waiver dated February 21, 2001.(1)

    2.6               Funding Agreement dated February 21, 2001.(1)

    3.1               ADVA Articles of Incorporation (Amended).(2)

    3.2               ADVA By-laws.(2)

    4.1               Registration Rights Agreement dated as of the Closing
                      Date.(1)

    4.2               Intentionally Omitted

    4.3 Share Purchase and Shareholders' Agreement among GIG, Chatelin Capital Partners Limited, Jolec Trading Limited, Anthony Mohr, Koenig Invest AG and Newick Developments Limited.(1)

    4.4 Consultancy Agreement between GIG and Chatelin Capital Partners Limited dated January 21, 2000.(1)

    4.5               Termination and Mutual Release dated May 31, 2000.(1)

    4.6               Share Certificate.

   10.1 Intellectual Property Rights Transfer Agreement dated February 12, 2000.(1)

   10.2               Intentionally Omitted

  *10.3               Employment Agreement between GIG and George L. Down.

  *10.4               Consulting Agreement among ADVA, GIG and Thomas A. Kruger.

  *10.5               C. Roger Jones - Release of Stock Options dated June 20,
                      2000.(1)

  *10.6               ADVA 2001 Stock Option Plan.

   10.7 First Loan Agreement by and between GIG and Newick Developments Limited dated February 2, 2000.(1)

   10.8 First Loan Agreement by and between GIG and Koenig Invest AG dated February 2, 2000.(1)

   10.9 Second Loan Agreement by and between GIG and Newick Developments Limited dated February 2, 2000.(1)

   10.10 Second Loan Agreement by and between GIG and Koenig Invest AG dated February 2, 2000.(1)

   10.11 Lease by and between ADVA and Rock Hill Business Technology Center, L.P. dated May 23, 2001.

   16.1 Letter from ADVA to McGladrey & Pullen, LLP requesting they furnish ADVA with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made by ADVA in this Current Report on Form 8-K.(3)

   16.2 Letter from McGladrey & Pullen, LLP with respect to the statements made by ADVA in this Current Report on Form 8-K.(3)

   21.0               Subsidiaries of the Registrant.


(1) Previously filed with the Securities and Exchange Commission on March 5, 2001 on Form 8-K reporting the consummation of the Stock Exchange.

(2) Previously filed with the Securities and Exchange Commission on October 17, 2000 on Form 10-KSB/A.

(3) Previously filed with the Securities and Exchange Commission on March 5, 2001 on Form 8-K reporting the change in ADVA's independent auditors.

         (b) Reports on Form 8-K

Date Form 8-K was Filed                         Subject Matter
-----------------------                         --------------

March 5, 2001                  Consummation of the Agreement of Stock Exchange
                               between Registrant, GIG and the stockholders of GIG.

March 5, 2001                  Change in Registrant's Certifying Accountant.

March 7, 2001                  Amended 8-K reporting consummation of the
                               Agreement of Stock Exchange between Registrant,
                               GIG and the stockholders of GIG.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ADVA has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                               ADVA INTERNATIONAL INC.

Date:  July 13, 2001                           By:  /s/Anthony E. Mohr
                                                    --------------------------
                                                    President and Director
                                                    (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ADVA and in the capacities and on the dates indicated.


Signature                                      Title                                                   Date
---------                                      -----                                                   ----

/s/ Philip Ayoub                               Acting Chief Financial Officer (principal           July 13, 2001
------------------------------                 financial and accounting officer)
Philip Ayoub

/s/ George L. Down                             Director                                            July 13, 2001
------------------------------
George L. Down

/s/ C. Roger Jones                             Director                                            July 13, 2001
------------------------------
C. Roger Jones

/s/ Ronald G. Moyer                            Director                                            July 13, 2001
------------------------------
Ronald G. Moyer

/s/ R.A.M. Pruijm                              Director                                            July 13, 2001
------------------------------
Dr. Ruud A. M. Pruijm

/s/Philip L. van Wijngaarden                   Director                                            July 13, 2001
------------------------------
Philip L. van Wijngaarden


                                    PART F/S






                             ADVA International Inc.
                                 and Subsidiary
                        (A Development Stage Enterprise)







                        Consolidated Financial Statements
               Years Ended March 31, 2001 and 2000 and Cumulative
             Period April 2, 1998 (Inception) through March 31, 2001

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                                      Index





     Report of Independent Certified Public Accountants                    FS-3

     Consolidated financial statements
         Balance sheet                                                   FS-4-5
         Statements of operations                                          FS-6
         Statements of changes in stockholders' equity (deficiency)        FS-7
         Statements of cash flows                                          FS-8

     Notes to consolidated financial statements                         FS-9-15

Report of Independent Certified Public Accountants

ADVA International Inc.
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheet of ADVA International Inc.(Note 1) and subsidiary (a development stage enterprise) as of March 31, 2001, and the consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended March 31, 2001 and 2000 and the cumulative period from April 2, 1998 (inception) through March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADVA International Inc. and subsidiary (a development stage enterprise) as of March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000 and the cumulative period from April 2, 1998 (inception) through March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP
------------------------------
BDO Seidman, LLP
Philadelphia, Pennsylvania

June 27, 2001

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet


March 31,                                                                                                 2001
--------------------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                                                                  $      961,483
     Prepaid expenses                                                                                   56,500
--------------------------------------------------------------------------------------------------------------

Total current assets                                                                                 1,017,983

Software                                                                                               200,000

Deferred financing costs, net of accumulated amortization
     of $221,155 (Notes 4 and 5)                                                                       696,345
--------------------------------------------------------------------------------------------------------------

Total assets                                                                                    $    1,914,328
==============================================================================================================

                                                   See accompanying notes to consolidated financial statements.


                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet




March 31,                                                                                                 2001
--------------------------------------------------------------------------------------------------------------

                         Liabilities and Stockholders' (Deficiency)

Current liabilities
     Accrued transaction and creditor payables (Note 1)                                         $      300,000
     Accrued professional fees                                                                         147,267
     Accrued interest                                                                                   49,400
     Accounts payable and accrued expenses, other                                                       27,742
     Due to officer                                                                                     33,515
--------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                              557,924

Long-term debt (Notes 4 and 5)                                                                       1,500,000
--------------------------------------------------------------------------------------------------------------

                                      Total liabilities                                              2,057,924

Commitments (Note 7)

Stockholders' (deficiency) (Notes 4, 7 and 8)
     Class A preferred stock, no par value
         Authorized 4,000 shares, none issued                                                               --
     Class B preferred stock, no par value
         Authorized 6,000 shares, none issued                                                               --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 13,185,194 shares                                                       13,185
     Additional paid-in capital                                                                      1,937,815
     (Deficit) accumulated during the development stage                                             (2,094,596)
--------------------------------------------------------------------------------------------------------------

                              Total stockholders' (deficiency)                                        (143,596)
--------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                                                $    1,914,328
==============================================================================================================

                                                   See accompanying notes to consolidated financial statements.


                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations




                                                                                                         Cumulative
                                                                                                             Period
                                                                                                           April 2,
                                                                                                               1998
                                                                                                        (inception)
                                                                                                            through
                                                                        Year ended March 31,              March 31,
                                                                    2001                   2000                2001
-------------------------------------------------------------------------------------------------------------------

Sales, license fees                                      $            --        $         6,944       $       8,484
-------------------------------------------------------------------------------------------------------------------
Operating expenses
     Salary and employee related                                 115,046                125,799             347,730
     General and administrative                                  255,111                 96,661             536,157
     Expenses related to mergers                                 883,288                 81,654             964,942
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                       1,253,445                304,114           1,848,829
-------------------------------------------------------------------------------------------------------------------

(Loss) from operations                                        (1,253,445)              (297,170)         (1,840,345)
-------------------------------------------------------------------------------------------------------------------

Other income (expense)
     Miscellaneous income                                             --                  1,636               1,305
     Interest (expense), officer                                  (6,233)                (1,988)             (8,221)
     Interest (expense), debt                                   (230,088)               (41,876)           (271,964)
     Interest income                                              22,055                    364              24,629
-------------------------------------------------------------------------------------------------------------------

Total other (expense), net                                      (214,266)               (41,864)           (254,251)
-------------------------------------------------------------------------------------------------------------------

Net (loss)                                               $    (1,467,711)       $      (339,034)      $  (2,094,596)
===================================================================================================================

Basic and diluted loss per share                         $          (.12)       $          (.03)      $        (.20)
===================================================================================================================

Weighted average shares outstanding                           12,220,956             10,486,400          10,627,652
===================================================================================================================

                                                       See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                                                                                                     (Deficit)
                                                                                                                   Accumulated
                                                  Preferred Stock              Common Stock          Additional     During the
                                                 ------------------     ------------------------        Paid-In    Development
                                                 Shares     Amount           Shares      Amount         Capital          Stage
------------------------------------------------------------------------------------------------------------------------------
Balance, April 2, 1998 (inception)                   --   $     --               --   $      --    $        --   $          --

Common stock issued, May 14, 1998                    --         --            1,000          10        300,990              --

Net (loss)                                           --         --                           --             --        (287,851)
------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                              --         --            1,000          10        300,990        (287,851)

Original issue discount arising from options
     granted in connection with debt,
     January 14, 2000 (Note 4)                       --         --               --          --        900,000              --

Net (loss)                                           --         --               --          --             --        (339,034)
------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                              --         --            1,000          10      1,200,990        (626,885)

Common stock issued, May 17, 2000 (Note 4)           --         --               13          --        300,000              --

Stock options exercised, May 17, 2000 (Note 4)       --         --              176           2        449,998              --

Recapitalization, March 2, 2001 (Note 1)             --         --       13,184,005      13,173        (13,173)             --

Receipt of stock subscription, March 2, 2001         --         --               --          --             --              --

Net (loss)                                           --         --               --          --             --      (1,467,711)
------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                              --   $     --       13,185,194   $  13,185    $ 1,937,815   $  (2,094,596)
==============================================================================================================================


[RESTUB]

                                                                           Total
                                                                          Stock-
                                                          Stock          holders'
                                                   Subscription           Equity
                                                     Receivable      (Deficiency)
---------------------------------------------------------------------------------
Balance, April 2, 1998 (inception)                 $         --    $          --

Common stock issued, May 14, 1998                        (1,000)         300,000

Net (loss)                                                   --         (287,851)
--------------------------------------------------------------------------------

Balance, March 31, 1999                                  (1,000)          12,149

Original issue discount arising from options
     granted in connection with debt,
     January 14, 2000 (Note 4)                               --          900,000

Net (loss)                                                   --         (339,034)
--------------------------------------------------------------------------------

Balance, March 31, 2000                                  (1,000)         573,115

Common stock issued, May 17, 2000 (Note 4)                   --          300,000

Stock options exercised, May 17, 2000 (Note 4)               --          450,000

Recapitalization, March 2, 2001 (Note 1)                     --               --

Receipt of stock subscription, March 2, 2001              1,000            1,000

Net (loss)                                                   --       (1,467,711)
--------------------------------------------------------------------------------

Balance, March 31, 2001                            $         --    $    (143,596)
================================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                                       Cumulative
                                                                                                           Period
                                                                                                         April 2,
                                                                                                             1998
                                                                                                      (inception)
                                                                                                          through
                                                                            Year ended March 31,        March 31,
                                                                            2001           2000              2001
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net (loss)                                                       $  (1,467,711)      (339,034)   $  (2,094,596)
   Adjustments to reconcile net (loss) to net cash (used in)
      provided by operating activities
         Amortization of deferred finance costs                           183,342         37,813          221,155
              Changes in assets and liabilities
                  (Increase) in prepaid expenses                          (56,500)            --          (56,500)
                  Increase (decrease) in liabilities
                      Accrued transaction and creditor payables           300,000             --          300,000
                      Accounts payable and accrued expenses              (122,994)       344,295          224,409
-----------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities                    (1,163,863)        43,074       (1,405,532)
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchase of software                                                      --       (200,000)        (200,000)
     Repayment from (loan to) officer                                         854        (31,661)          33,515
-----------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                           854       (168,339)        (166,485)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from long-term debt, net of finance fees                  1,190,000        292,500        1,482,500
     Proceeds from stock issuance and subscription                        751,000             --        1,051,000
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                               1,941,000        292,500        2,533,500
-----------------------------------------------------------------------------------------------------------------

            Net increase in cash and cash equivalents                     777,991        168,235          961,483

Cash and cash equivalents at beginning of year                            183,492         15,257               --
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                            $     961,483        183,492    $     961,483
=================================================================================================================

Noncash activity
     During the year ended March 31, 2000, the Company
         incurred $900,000 in noncash deferred finance costs
         from options for common stock issued with debt.
         The amount was credited to additional paid-in capital.
=================================================================================================================

                                                       See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

1.      Organization               ADVA International, Inc. ("ADVA") was
                                   incorporated in Delaware on September 3, 1986 as Advanced Medical Products, Inc. and completed an initial public offering of common stock in June 1987.

                                   In March 1999, ADVA filed for protection from its creditors under Chapter 11 of the Bankruptcy Code. Pursuant to an order entered by the Bankruptcy Court in May 1999, a third party purchased the assets and assumed all of the liabilities of ADVA, which then ceased operations.

                                   Following the administration of the
                                   bankruptcy proceedings, the directors of ADVA approved certain changes in the Certificate of Incorporation in March 2000 to facilitate a share exchange or reverse merger.

                                   Accordingly, in June 2000, ADVA, Biotel,
                                   Inc., ADVA's then principal stockholder,
                                   Global Information Group USA, Inc. ("GIG") and the stockholders of GIG (the "Stockholders") entered into an Agreement of Stock Exchange (the "Agreement"). Under the terms of the Agreement, the Stockholders exchanged all of the issued and outstanding shares of GIG, 1,189.04 shares, for 12,468,750 shares of ADVA common stock representing a 94.57% equity interest in ADVA. GIG accordingly became a wholly owned subsidiary of ADVA. The then current stockholders of ADVA continued to own the 716,444 remaining ADVA shares.

                                   This transaction was consummated in March
                                   2001 and accounted for as a reverse merger whereby, for accounting purposes, GIG was considered the accounting acquirer, and although the legal capital structure of ADVA carried forward, GIG was treated as the successor to the historical operations of ADVA. As a result, the historical financial statements of ADVA have been replaced with those of GIG. The successor entity reports under the name, ADVA International, Inc. and subsidiary (the "Company") and adopted GIG's fiscal year end of March 31.

                                   As a condition of the Agreement, the Company agreed to pay $300,000 to cover ADVA's expenses related to this transaction with the excess to be paid to its former secured and unsecured creditors. This amount is reported in expenses related to mergers in the consolidated financial statements for the year ended March 31, 2001.

2.      Business                   From April 2, 1998 (inception) to March 31,
        Operations                 2000, the Company maintained operations in
                                   the Netherlands and in April 2000 moved all operations to the United States. The Company is in the development stage and planned principal operations have not yet commenced.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                   The Company develops and markets applications software running on the Linux operating system (the "Linux OS"). The Company's present software product, first developed for the UNIX operating system, is believed to be the only complete 3D solid modeling, animation and rendering system currently available on the Linux OS. The Company's software has been designed for use by digital media professionals in the production of film and video special effects, animation, computer-aided design and scientific visualization, Internet web site and print graphics, game development and virtual television. Since acquiring the software and the related source code in February 2000, the Company has been developing marketing plans for sales of the software to users in the Linux OS community.

                                   The Company's success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

                                   The Company has no significant operating history and, from April 2, 1998 (inception) to March 31, 2001, has generated a net loss of $2,094,596. This loss has been financed by proceeds from equity and debt issuances. During fiscal 2002, management intends to commence principal operations. Earnings from operations are expected to provide working capital. There can be no assurance that management will be successful in its efforts.

3.      Summary of                 Principles of Consolidation
        Significant
        Accounting                 The accompanying consolidated financial
        Policies                   statements include the accounts of the
                                   Company and its wholly owned subsidiary, GIG.
                                   All significant intercompany accounts and transactions have been eliminated.

                                   Revenue Recognition

                                   Planned principal operations have not
                                   commenced and revenues since inception have not been significant.

                                   When planned principal operations begin, the Company will adopt AICPA Statement of Position 97-2, "Software Revenue Recognition", which requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training.

                                   Revenue from product sales will be recognized upon shipment or transfer of title to the customer. Certain sales might require continuing service, support, and performance by the Company, and accordingly, a portion of the revenue will be deferred until the future service, support and performance are provided. Reserves for sales returns and allowances will be recorded in the same period as the related revenues.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


                                   Cash Equivalents

                                   Cash and cash equivalents include cash and short-term investments with original maturities of 90 days or less.

                                   Research and Development

                                   Internal research and development costs are expensed as incurred. Research and development costs of approximately $9,000, $34,000 and $142,000 for the years ended March 31, 2001 and 2000 and for the cumulative period from April 2, 1998 (inception) through March 31, 2001, respectively, are included in general and administrative expenses in the accompanying statements of operations.

                                   Deferred Finance Costs

                                   The deferred finance costs arising from the incurrence of long-term debt are being amortized using the straight-line method over the five-year terms of the related debt.

                                   Software Costs

                                   Software costs represent amounts paid to third parties during February 2000 to acquire technologically feasible software and its related source code. The Company expects it will incur only minor additional costs to enhance the software for use with the Linux OS. The Company will begin amortizing, over a three-year period, the software when sales commence on a commercial basis. The Company will continue to evaluate any impairments to the software on a periodic basis.

                                   Accounting for Stock-Based Compensation

                                   The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee stock option plans.

                                   Credit Risk

                                   The Company's policy is to limit the amount of credit exposure to any one financial institution and places its investments with financial institutions evaluated as being credit worthy. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation limits. The Company had deposits that exceeded federally insured limits by approximately $870,000 at March 31, 2001.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


                                   Income Taxes

                                   The Company follows the provisions of
                                   Statement of Financial Accounting Standards
                                   No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                                   Use of Estimates

                                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                   Expenses Related to Mergers

                                   These costs consist primarily of professional fees incurred in connection with the reverse merger between GIG and ADVA (see Note 1) and with other merger activities, which were not consummated. These costs also include the payments to be made for ADVA's transaction costs and creditor payables (see Note 1).

                                   Net Loss Per Share

                                   Historic basic and diluted net loss per share are calculated using the weighted average number of shares of common stock outstanding during each period. Equivalent common shares consist of options granted to a consulting company (see Note 4). These options were excluded from a calculation of diluted net loss per share since the effect is antidilutive.

                                   Reclassification

                                   Certain amounts in the March 31, 2000
                                   financial statements have been reclassified to conform to the March 31, 2001 presentation.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


4.      Share Purchase             In January 2000, GIG entered into a Share
        and Shareholders'          Purchase and  Shareholders' Agreement with
        Agreement                  five other parties. The agreement was
                                   established in order to promote the growth of GIG either through an initial public offering or merger with a publicly held company. The agreement provided that one of the five parties purchase 100 shares of GIG stock from its chief executive officer and two other parties ("lenders") advance $300,000 to GIG in the form of loans (see Note 5). In addition, the agreement granted an option to purchase 30% of GIG's outstanding stock from its chief executive officer to a party providing consulting and other services. Such option was exercised on May 17, 2000 upon the advance to GIG of $400,000, representing the first tranche of additional loans aggregating
                                   $1,200,000 from the lenders. In connection with the granting of the option, GIG recorded deferred financing costs of $900,000
                                   (representing the estimated fair value of the option based on application of the Black-Scholes option pricing model utilizing a risk free rate of 6.38%, volatility of .00001, and an expected life of five years), of which $180,000 and $37,500 were amortized to interest expense for the years ended March
                                   31, 2001 and 2000, respectively.

                                   The consulting company was also granted
                                   additional options in connection with the above agreement to purchase an indefinite number of shares to be determined based on an agreed upon formula, exercisable upon GIG's sale, merger or initial public offering. When GIG entered into the agreement to merge with ADVA (see Note 1), the formula calculation resulted in a grant of options to purchase 176 shares representing approximately 13.8% of the total outstanding stock of GIG. Notification of intent to exercise the options was received on March 29, 2000. The stock was issued on May 17, 2000 for $450,000. This amount, credited to additional paid-in capital, was net of $750,000 that the consultant earned for investment advisory and other services. Since the options granted were contingent upon the consummation of then undetermined future equity transactions, no value was ascribed to the options as of the grant date.

5.      Long-Term                  In February 2000, the Company received the
        Debt                       first advance from the two lenders. The loan
                                   agreements provide for an aggregate amount of $1,500,000, of which $1,500,000 and $300,000 were outstanding as of March 31, 2001 and 2000, respectively. The loans carry an interest rate of 6.5% per annum. Interest on each advance is accrued on a daily basis and is payable 18 months from the date of each advance and, thereafter, at the end of each of the succeeding three month periods. The loans are due generally five years from January 14, 2000. The loans are secured by an escrow agreement under which the source code for the Company's software is held as collateral. One of the lenders and certain common stockholders share a common managing director. Additionally, a director of the other lender owns shares in a stockholder of the Company. Deferred finance fees of $17,500, withheld from the loan proceeds, are being amortized over the five-year terms of the agreements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


6.      Income Taxes               The Company has net operating loss
                                   carryforwards aggregating approximately
                                   $1,813,000 at March 31, 2001, expiring
                                   through 2016. SFAS No. 109 requires the
                                   establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards and that some losses may be limited to the extent they were generated from operations outside of the United States and due to recent changes in the Company's stock ownership, which could limit the utilization of the available carryforward for federal income tax purposes, any deferred tax asset is offset by a valuation allowance of the same amount as follows:

                                   Deferred tax asset                $   616,000
                                   Less:  valuation allowance            616,000
                                   ---------------------------------------------

                                   Net deferred tax asset            $        --
                                   =============================================

7.     Commitments                 Leases

                                   GIG previously leased office space in
                                   Amsterdam, the Netherlands, for a two-year period, which terminated in September 1999. Rent of approximately $24,000 was incurred during the year ended March 31, 2000.

                                   The Company leased office space,
                                   telecommunication services, business services and administrative staff services in New York City on a month to month basis. The Company vacated this office space in 2001. Rent expense was approximately $12,000 in 2001 and $16,000 in 2000.

                                   In May 2001, the Company entered into a
                                   noncancelable lease agreement for office space in Rock Hill, South Carolina. The lease is for a three-year period with minimum annual rental payments of approximately $18,000.

                                   Employment and Consulting Agreements

                                   In January 2000, the Company entered into an employment agreement with the Chief Executive Officer that provides for payments of $110,000 per year along with certain other benefits in exchange for defined services to be performed by the employee. The agreement is not for a specific term and may be terminated by either party at any time. The Company and the employee are currently in the process of negotiating a new employment agreement, which is expected to include similar provisions along with Incentive Stock Options (see Note 8) to purchase 100,000 shares of common stock which will vest in four equal annual increments starting from the date of the approval of the Board of Directors.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



                                   On April 23, 2001, the Board of Directors granted an Incentive Stock Option (see Note
                                   8) to the President of GIG who is also a Director to purchase 100,000 shares of common stock in connection with an employment agreement with GIG that is subject to the approval of the Board of Directors. The Incentive Stock Option will vest in four equal annual increments starting on April 23, 2001. The exercise price will be based upon the closing price of the common stock on April 23, 2001 or $1.75 per share.

                                   On May 1, 2001, the Company entered into a one-year contractual agreement with a consultant who will act as chief financial advisor to the Company. The agreement provides for payment of $4,300 monthly and is cancelable upon 30 days notice by the consultant or the Company. The Company also granted an Incentive Stock Option (see Note
                                   8) to acquire 25,000 shares of common stock which vests in equal quarterly increments beginning August 1, 2001.

8.     Stock Option                The Company, subject to approval of the
       Plan                        stockholders, adopted the 2001 Stock Option
                                   Plan (the "Plan") to provide for grants of options to purchase shares of common stock to officers, key employees, directors and consultants of the Company who are eligible to participate in the Plan. 1,400,000 shares of common stock have been reserved for issuance under the Plan.

                                   Options granted under the Plan will be either Incentive Stock Options or Non-Qualified Stock Options and will be granted at a price equal to the fair market value of the Company's common stock at the date of grant. In addition, no Incentive Stock Option may be granted to an employee owning directly or indirectly stock having more than 10% of the total combined voting power of all classes of stock of the Company, unless the exercise price is set at not less than 110% of the fair market value of the shares subject to such Incentive Stock Option on the date of the grant and such Incentive Stock Option expires not later than five years from the date of grant.

                                   Generally, the Incentive Stock Options and
                                   Non-Qualified Stock Options have terms of ten years from the date of grant. 20% of the options vest immediately on the date of grant. On each anniversary date of the grant, the options vest in increments of 20%. The options become fully vested and exercisable four years from the date of grant. Notwithstanding the preceding, the Board of Directors (or a committee of the Board) determines the terms of options granted on a case-by-case basis.

                                   As of March 31, 2001 no stock options were granted. See Note 7 for options granted subsequent to March 31, 2001.

EXHIBIT INDEX

                                     (Pursuant to Item 601 of Regulation S-B)

Exhibit No.                                  Description of Exhibits                                     Page
-----------     ---------------------------------------------------------------------------------- -----------------
2.1             Agreement of Stock Exchange, as amended, dated June 19, 2000(1)                           --

2.2             Amendment (2.01) to Agreement of Stock Exchange dated February 21, 2001.(1)               --

2.3             Stock Exchange Joinder Agreement dated February 21, 2001.(1)                              --

2.4             Escrow Agreement dated February 7, 2001.(1)                                               --

2.5             Waiver dated February 21, 2001.(1)                                                        --

2.6             Funding Agreement dated February 21, 2001.(1)                                             --

3.1             ADVA Articles of Incorporation (Amended).(2)                                              --

3.2             ADVA By-laws.  (2)                                                                        --

4.1             Registration Rights Agreement dated as of March 2, 2001.(1)                               --

4.2             Intentionally Omitted                                                                     --

4.3             Share Purchase and Shareholders' Agreement among GIG, Chatelin Capital Partners           --
                Limited, Jolec Trading Limited, Anthony Mohr, Koenig Invest AG and  Newick
                Developments Limited.(1)

4.4             Consultancy Agreement between GIG and Chatelin Capital Partners Limited dated             --
                January 21, 2000.(1)

4.5             Termination and Mutual Release dated May 31, 2000.(1)                                     --

4.6             Share Certificate.                                                                        53

10.1            Intellectual Property Rights Transfer Agreement dated February 12, 2000.(1)               --

10.2            Intentionally Omitted

10.3            Employment Agreement between GIG and George L. Down.                                      54

10.4            Consulting Agreement among ADVA, GIG and Thomas A. Kruger.                                65

10.5            C. Roger Jones - Release of Stock Options dated June 20, 2000.(1)                         --

10.6            ADVA 2001 Stock Option Plan.                                                              69

10.7            First Loan Agreement by and between GIG and Newick Developments Limited dated             --
                February 2, 2000.(1)


10.8            First Loan Agreement by and between GIG and Koenig Invest AG dated February 2,            --
                2000.(1)

10.9            Second Loan Agreement by and between GIG and Newick Developments Limited dated            --
                February 2, 2000.(1)

10.10           Second Loan Agreement by and between GIG and Koenig Invest AG dated February 2,           --
                2000.(1)

10.11           Lease between ADVA and Rock Hill Business Technology Center, L.P. dated May 23,           97
                2001.

16.1            Letter from ADVA to McGladrey & Pullen, LLP requesting they furnish ADVA with a           --
                letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made by ADVA in this Current Report on Form 8-K.(3)

16.2            Letter from McGladrey & Pullen, LLP with respect to the statements made by ADVA           --
                in this Current Report on Form 8-K.(3)

21.0            Subsidiaries of the Registrant.                                                           119
