Form 10KSB/A
period 2001-03-31
ADVA INTERNATIONAL INC
filed 2001-07-27
CIK 807732

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-16341

                             ADVA INTERNATIONAL INC.
               (Exact name of Issuer as specified in its charter)

                                                    454 South Anderson Road
               Delaware                         Rock Hill, South Carolina 29730                    16-1284228
     -------------------------------            -------------------------------              --------------------
     (State or other jurisdiction of            (Address of principal executive                 (I.R.S. Employer
     incorporation or organization)               offices including zip code)                Identification Number)

                                 (803) 327-6790
                                 --------------
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
      None                                              None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                 Title of Class

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

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

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES: X NO: .
                                                                  ---    ---

         As of March 31, 2001, the issuer had 13,185,194 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: No documents, or portions of documents, are incorporated herein by reference except for certain previously filed exhibits identified in Part III, Item 13.

                    The Exhibit Index is located on Page 63.

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

PART II.........................................................................................................28
    Item 5.     Market for Common Equity and Related Stockholder Matters........................................28
    Item 6.     Plan of Operation ..............................................................................28
    Item 7.     Financial Statements............................................................................31
    Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................................31

PART III........................................................................................................32
    Item 9.     Directors and Executive Officers of the Registrant..............................................32
    Item 10.    Executive Compensation..........................................................................35
    Item 11.    Security Ownership of Certain Beneficial Owners and Management..................................37
    Item 12.    Certain Relationships and Related Transactions..................................................39
    Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................43

  PART F/S......................................................................................................48

EXHIBIT INDEX ..................................................................................................63

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

         In light of the large existing and growing user base of Hewlett-Packard(R), SGI(R) and SUN Microsystems(R) workstations, we also plan to re-introduce our UNIX-based products in calendar year 2001, particularly targeting the CAD visualization segment of the 3D graphics market. Despite the recent general downturn across the technology markets, this market showed significant growth in calendar year 2000. The growth in certain areas is projected to continue at a compounded annual rate of 43% through 2005 (see "Strategy" for additional data and supporting research regarding the 3D graphics market).

         Our software was originally written to run on the UNIX OS. Our software won several awards and was used by high-end CAD/CAE designers in such companies as the EPIC product design division of Kodak(R), ABC-TV, Endemol
Entertainment(R), the Swarovski Crystal(R) design department as well as others.

         The use of 3D solid modeling is fairly universal throughout the CAD technology market segment. The ability of our GIGVIZ product to import true 3D solid models directly from CAD programs and render them to a photorealistic level is advantageous in this market. Given the continued growth of the large, existing base of UNIX users; the continued growth of the CAD market and the advantages our software brings to this market space, we have decided to enhance and diversify our potential revenue streams by marketing our GIGVIZ product in the UNIX-based CAD market as well as the Linux market.

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

         We plan to market our products and generate interest in our sales channels via:

         o Worldwide trade show marketing in cooperation with Linux/UNIX distributors and hardware manufacturers (e.g., IBM(R), SGI(R), Compaq(R), Red Hat(R), SUN(R) and Mandrake Linux);

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

         In the market for 3D computer graphics and visualization software, we face significant competition from larger companies who market technologically advanced, feature-rich and market leading products, have greater financial resources, more established direct and indirect sales channels, larger installed bases and greater name recognition than we do. These companies include Autodesk(R)/Discreet, SGI(R), Alias|Wavefront(TM), Avid(R)/Softimage(R), Newtek(TM), Side Effects Software(TM), mental ray(R), Advanced Render Technology and many others.

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

         From September 15, 1999 through March 31, 2001, GIG had only one full-time employee, the Chief Executive Officer, augmented by several part-time employees and consultants in the areas of technology, finance and corporate development. In May 2000, GIG engaged Philip Ayoub as interim acting Chief Financial Officer ("CFO") on a limited basis while a search for a full-time CFO was conducted. On May 1, 2001, GIG hired George L. Down as President. In May 2001, GIG and ADVA retained financial consultant Thomas A. Kruger to advise on financial and accounting matters. The decision was made to initially utilize Mr. Kruger's services on a limited basis to oversee the transition of the CFO function through the end of fiscal 2002 and to increase his service hours as may be required by the Company. Prior to ceasing operations in the Netherlands in early 2000, GIG employed six to nine persons, consisting of a Managing Director, Lead Technical Developer, two technical staff, a marketing intern and an administrative assistant. The Chief Executive Officer and three part-time administrative/research staff were located in the United States while the other employees were based in the Netherlands office.

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

The Agreement included representations and warranties of the Stockholders, GIG and ADVA of the type normally included in agreements of this nature. In addition, the Agreement contained various covenants including a covenant by GIG to pay to ADVA at Closing the sum of $300,000 to be paid to the creditors of ADVA, and covenants by ADVA that ADVA's Common Stock be, at the Closing Date, qualified for and included on the OTC Bulletin Board, and that ADVA pay up to $300,000 to the creditors of Advanced Medical Products, Inc., should the Bankruptcy Court so require. Prior to the Closing Date, GIG paid $50,000 in respect of the $300,000 obligation pursuant to an Escrow Agreement dated February 7, 2001. The remaining $250,000 was paid after the Closing pursuant to the terms of the Agreement. The funds are in the process of being disbursed to pay costs associated with the Share Exchange with the balance paid to secured and unsecured creditors of ADVA. The Board of Directors of ADVA amended the Bylaws prior to the Closing to provide that the Board consist of six directors. Three of the directors were selected by GIG.

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

         During fiscal year 2002, we plan to perform limited development work on our existing product line. The work on existing products will include product maintenance and support, de-bugging and certain enhancements. The majority of expenses anticipated in fiscal year 2002 are expected to relate to building our Internet website, marketing, sales and personnel expenses. We expect to employ a combination of hardware lending programs provided by affiliated computer manufacturers; leasing and purchasing of certain computer hardware; purchasing software licenses and leasing of office equipment and services in order to meet our technical and operational needs.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Directors

    Name                        Age          Position Held in the Company         Served as Director Since
    ------------------------- --------- ---------------------------------------  ---------------------------
    Anthony E. Mohr              43     Director, Chairman and President                    2001


    George L. Down               61     Director                                            1986

    C. Roger Jones               63     Director                                            1996

    Ronald G. Moyer              65     Director                                            1996

    Ruud A. M. Pruijm            55     Director                                            2001

    Philip L. van Wijngaarden    31     Director                                            2001

    -------------------------


         The principal occupation of each director of the Company is set forth below.

         Anthony E. Mohr is President, Chief Executive Officer and Chairman of the Board of ADVA and Chairman of the Board of GIG. After four years of study at Fordham University, Mr. Mohr became Production Manager in 1981 for Irving Miller, Inc., a marketing communications company. In 1985, he became Vice President of Irving Miller, Inc., a position he held until 1989. At that time Mr. Mohr left Irving Miller, Inc. to become the Director of U.S. marketing and sales for the Royal Dutch Graphics Industry, a consortium of over 350 graphics production firms. In January 1994, Mr. Mohr joined ElectroGIG Nederland B.V. as Director of Operations. Two years later Mr. Mohr left ElectroGIG to co-found the Virtual Studio Corporation, the first dedicated virtual television facility in the United States. Virtual Studio Corporation was sold within one year. In 1997 Mr. Mohr took a position in the Netherlands to act as a consultant to Europe's largest television producer, Endemol Entertainment, in the execution of its virtual television department until founding the Company in April 1998.

         George L. Down has been a Director of ADVA since 1986, including for the duration of ADVA's Chapter 11 bankruptcy proceeding. See "ADVA's Historical Background". Mr. Down served as ADVA's President from October 1997 until consummation of the Stock Exchange and, from 1998 through March, 2001, served concurrently as President of Advanced Biosensor, Inc. Mr. Down is also President, Secretary and a Director of GIG. Mr. Down was Vice President of Sales and Marketing for ADVA from April 1996 to October 1997, and, since 1986, had also served as a director. Until December 1992 and for more than ten years prior, he served as the president of Design Realizations, Ltd., a closely held corporation founded by Mr. Down. Design Realizations, Ltd. performed industrial design and corporate communications services for Fortune 500 companies as well as ADVA. Mr. Down received a Bachelor of Arts degree in Industrial Design from Syracuse University in 1964 and later taught advanced communications and design there as an adjunct professor.

         C. Roger Jones has been a Director since 1996. Mr. Jones was Chief Executive Officer of Carolina Medical from July 1999 to January 2000 and served as President of Carolina Medical from 1985 until 1999. From 1970 to 1985 he was Vice President of Sales and Marketing for Carolina Medical. He first commenced employment with Carolina Medical in 1961. Mr. Jones has also served as Chairman for Eagle Golf Ball Company, Inc. since 1988.

         Ronald G. Moyer has been a Director since 1996, but has submitted his resignation, effective with the election of new directors at the Company's upcoming annual meeting on September 25, 2001. Mr. Moyer is President, Chief Executive Officer and Chairman of Biotel, Inc., a holding company that owns Advanced Biosensor Inc., Braemar Inc. and Carolina Medical Inc. Mr. Moyer served as Vice President, Treasurer and Chairman of the Board of ADVA from January 1996 to the consummation of the Exchange, including for the duration of ADVA's Chapter 11 bankruptcy proceeding. See "ADVA's Historical Background". From January 1996 until October 1997 he also served as Advanced Medical's President and Chief Executive Officer. Since 1992 he has been the Chief Executive Officer and Chairman of Carolina Medical, Inc., a manufacturer of medical instruments. From 1991 to 1992 he served as Director of Mergers and Acquisitions for Dominion Holdings Group, a merchant bank. From 1989 to 1991 he served as Executive Vice President and Chief Operating Officer of CXR Corporation, an AMEX listed company. Prior to that time since 1969 he was the President, Chief Executive Officer and Chairman of the Board of Digilog, Inc., a NASDAQ listed public company. He received an MS in Aerospace Engineering from Drexel University in 1963 and completed the Harvard Business School Small Corporation Management Program in 1981.

         Prof. Dr. Ruud A. M. Pruijm began serving as a Director of ADVA from and after the Closing. Prof. Pruijm is also a Director of GIG and is president of Pruijm Informatica B.V., an independent information strategy consultancy firm and a part-time professor of Information Management at the Erasmus University of Rotterdam (the Netherlands). Prof. Pruijm is a Dutch certified public accountant. From 1972 through 1977 he worked for KPMG as an Electronic Data Processing Auditor. In 1977 he joined Coopers Lybrand as its principal information systems consultant. In 1981 he joined the ING Group as a Senior Manager for Planning and Research and in 1997 became Vice President for Planning and Research and Advisor to the Board of Directors. Prof. Pruijm is also member of the Board of Directors of Chatelin Capital Partners Limited, a firm providing investment banking, advisory and administrative services and assistance to GIG.

         Philip L. van Wijngaarden began serving as a Director of ADVA from and after the Closing. Mr. van Wijngaarden is also a Director of GIG. His principal employment is as Managing Director of Paramount Corporate Finance B.V., a firm providing venture capital and related corporate finance services to start-up and development stage enterprises. Prior to joining Paramount Corporate Finance B.V. in September 2000, Mr. van Wijngaarden was Managing Director of Chatelin Capital Partners Limited, the investment advisor to the Company and other start-up technology companies in Europe and the United States. Mr. van Wijngaarden is a licensed attorney in the Netherlands with experience in cross-border mergers and acquisitions from both a legal and a financial perspective. He also sits on the non-executive Board of Directors for the European Association of Securities Dealers (EASDAQ).

Executive Officers

         The executive officers of ADVA and GIG, its operating subsidiary, as of July 13, 2001, are set forth below:

                         Name                     Age              Position with ADVA and/or GIG
          ------------------------------------  ---------  -----------------------------------------------
          Anthony E. Mohr                          43      President and Chief Executive Officer of ADVA
                                                           since 2001;  President  of GIG since 1998
                                                           (inception).

          George L Down                            61      President and Secretary of GIG since March
                                                           2001.

          Thomas A Kruger                          60      Principal Accounting Officer of ADVA and GIG
                                                           since  May 1, 2001.


         Mr. Kruger has served ADVA and GIG as their principal accounting officer since May 1, 2001. Mr. Kruger received his Bachelor of Science in chemical engineering from the University of Wisconsin and his Masters of Business Administration from Ohio State University. Prior to retiring in 1998 and founding a financial consulting firm, Mr. Kruger was Vice President - Finance and Administration for the Specialty Chemicals Group of Hoechst Celanese Corporation. Mr. Kruger worked for Hoechst Celanese for a total of 28 years.

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

Item 10. Executive Compensation

         The following table sets forth information regarding compensation paid by the Company and its subsidiaries, including GIG, to the Chief Executive Officer and each Named Officer during the Fiscal Years 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                 Annual Compensation (1)                 Compensation
                               ------------------------------------------------------- -----------------

                                                                                          Securities
                                                                      Other Annual        Underlying         All Other
                                            Salary        Bonus       Compensation     Option Grants(2)    Compensation
 Name and Principal Position     Year        ($)           ($)             ($)               (#)                ($)
------------------------------ --------- -------------  ----------- ------------------ ----------------- ------------------
Anthony E. Mohr                  2001      $110,000        -0-             -0-               -0-                -0-
President and Chief              2000      $39,900         -0-             -0-               -0-                -0-
Executive Officer of ADVA        1999      $99,000         -0-             -0-               -0-                -0-
since March 2, 2001; Chief
Executive Officer of GIG.

George L. Down                   2001        -0-           -0-             -0-               -0-                -0-
President of ADVA until          2000     $6,500(3)        -0-             -0-               -0-                -0-
March 2, 2001; Secretary of      1999      $90,000         -0-             -0-               -0-                -0-
ADVA thereafter;  President
and Secretary of GIG

Ronald G. Moyer                  2001        -0-           -0-             -0-               -0-                -0-
Vice President and Treasurer     2000    $19,500(4)        -0-             -0-               -0-                -0-
of ADVA until March 2, 2001      1999        -0-           -0-             -0-               -0-                -0-


Philip Ayoub                     2001      $42.583         -0-             -0-               -0-                -0-
Acting Chief Financial           2000        n/a           n/a             n/a               n/a                n/a
Officer of ADVA and GIG from     1999        n/a           n/a             n/a               n/a                n/a
April, 2000 through
July 19, 2001.


-----------------
(1) Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of each officer's total salary and bonus.
(2) See "Executive Employment Agreements and Employment Arrangements" for a description of options granted to Messrs. Mohr and Down in connection with their respective employment agreements.
(3) The value of 10,000 shares of Common Stock issued in lieu of cash compensation.
(4) The value of 30,000 shares of Common Stock issued in lieu of cash compensation.

Executive Employment Agreements and Employment Arrangements

         ADVA has an employment agreement with Anthony E. Mohr. GIG has an employment Agreement with George L. Down. GIG and ADVA have engaged Thomas A. Kruger as chief financial advisor.

         Anthony E. Mohr. Mr. Mohr's agreement provides for his employment by ADVA as its Chief Executive Officer, President and Chairman of the Board for a term of one year commencing March 2, 2001. Mr. Mohr's employment continues for an additional year from the expiration date unless either Mr. Mohr or ADVA give written notice of termination to the other within sixty (60) days of the expiration date. Mr. Mohr's salary for the first six months of the term is based on an annual compensation of $110,000, with an increase to $140,000 in annual compensation contemplated commencing in the seventh month of employment. Mr. Mohr is reimbursed for reasonable business travel and related expenses and is reimbursed at a rate of $0.35 per mile when using his personal automobile for company business. Subject to Board approval, Mr. Mohr will also be granted a stock option to purchase 100,000 shares of ADVA Common Stock. The first 25,000 shares will vest on the date the Board approves Mr. Mohr's employment agreement. The remaining shares will vest in increments of 25,000 on the first day after the first, second and third anniversaries of Mr. Mohr's employment date. ADVA reimburses Mr. Mohr for family health insurance up to a maximum of $1,500 per month until such time as ADVA can provide coverage substantially equivalent to Traditional Plan D of Horizon Blue Cross/Blue Shield of New Jersey. ADVA also pays $10,000 annually in respect of a "key man" life insurance policy for the duration of Mr. Mohr's employment. In the event ADVA requires Mr. Mohr to relocate, Mr. Mohr will receive a relocation allowance up to $15,000 for a move up to 1,500 miles and up to $25,000 for any move over 1,500 miles from his current residence. In addition, Mr. Mohr is entitled to benefits as would generally be provided to ADVA's senior executives, including participation in incentive compensation and benefit plans, and vacation, personal and sick leave. If ADVA terminates Mr. Mohr without cause or fails to renew his employment agreement, Mr. Mohr receives his base salary, group hospitalization, health care and sick leave plan benefits and his accrued and unused vacation and personal leave for the greater of the remainder of his employment term or six months. If Mr. Mohr becomes totally disabled, ADVA will pay a lump sum consisting of his then salary, reduced by the amount of any benefits to which he is entitled under any ADVA or government disability plan or pension plan. While employed and while receiving severance or disability payments, Mr. Mohr is also bound by non-competition, non-disclosure and non-solicitation provisions.

         George L. Down. Mr. Down was employed by GIG as its President commencing May 1, 2001. Mr. Down also serves as a director of GIG. Mr. Down's annual salary is $125,000. In connection with his employment as President of GIG, Mr. Down was also granted a stock option to purchase 100,000 shares of ADVA Common Stock. The first 25,000 shares vested on the date Mr. Down commenced his employment. The remaining shares vest in increments of 25,000 on the first day after the first, second and third anniversaries of Mr. Down's employment date. Mr. Down's reasonable, approved business travel and associated expenses are reimbursed by GIG. Mr. Down is eligible for a monthly reimbursement for personal automobile usage at a rate of $0.35 per mile when on company business, including when commuting to and from the GIG office. In addition, Mr. Down is entitled to benefits as would generally be provided to other senior executives, including participation in incentive compensation and benefit plans, and vacation, personal and sick leave. In the event GIG terminates Mr. Down without cause or fails to renew his employment agreement, Mr. Down receives his base salary, group hospitalization, health care and sick leave plan benefits and his accrued and unused vacation and personal leave for the greater of the remainder of his employment term or three months. If Mr. Down becomes totally disabled, GIG will pay a lump sum consisting of his then salary, reduced by the amount of any benefits to which he is entitled under any GIG or government disability plan or pension plan. While employed and while receiving severance or disability payments, Mr. Down is also bound by non-competition, non-disclosure and non-solicitation provisions.

         Thomas A. Kruger. Mr. Kruger serves both ADVA and GIG as chief financial advisor for a one year term under a consulting agreement effective May 1, 2001. Mr. Kruger is reimbursed at the rate of $50 per hour based on a minimum of 86 hours per month. Additional hours requested by ADVA or GIG are charged at a rate of $75 per hour. Mr. Kruger has also been granted options to purchase 25,000 shares of ADVA Common Stock, vesting in four equal increments of 6,250 shares each. The initial 6,250 shares vest August 1, 2001, with an additional 6,250 shares vesting on each of November 1, 2001, February 1, 2002 and May 1, 2002. Mr. Kruger serves as principal accounting officer of both ADVA and GIG.


Options/SAR Grants During Fiscal 2001

         There were no grants of options or stock appreciation rights during Fiscal 2001.

Aggregated Options/SARs Exercised in Fiscal 2001 and Fiscal year End Option/SAR Values

         There were no exercises of options during the last fiscal year and there are currently no outstanding options. In June 2000, in connection with the Agreement of Stock Exchange, Mr. Jones released all his unexercised options in favor of ADVA.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of August 15, 2001, the beneficial ownership of ADVA Common Stock: (i) by each person known by the Company to be the beneficial owner of five percent or more of ADVA outstanding Common Stock;
(ii) by each director and nominee for director of ADVA; (iii) by the Chief Executive Officer and the five most highly compensated executive officers (the "Named Officers") whose compensation exceeded $100,000 during the year ended March 31, 2001 ("Fiscal 2001") and certain other executive officers who were not serving as executive officers at the end of the last fiscal year, and (iv) by the directors, director nominees and executive officers of ADVA as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

                                       Number of Shares
Beneficial Owners (1)                Beneficially Owned         Percent of Class
---------------------                ------------------         ----------------
Anthony E. Mohr                           3,542,621                    26.87
ADVA International, Inc.
454 South Anderson Road
Rock Hill, SC  29730

Heydael B.V.                              1,048,630 (2)                 7.95
Engweg 21
1251 LK Laren
The Netherlands

Hendrik Smit
Engeweg 21                                1,048,630                     7.95
1251 LK Laren
The Netherlands

-----------------
(1) As used in this table, the term "beneficial ownership" means sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. More than one person may be deemed to have beneficial ownership of some securities.

Hacken Investments Limited                  769,230 (3)                 5.83
Aleman Cordero Galindo & Lee Trust
PO Box 3175 Road Town
Tortola, British Virgin Islands

Sybren Ijtsen Zeilstra                      800,000                     6.07
Koninginnegracht 49
2514 AE The Hague
The Netherlands

Meijer Lavino                               800,000                     6.07
2 Vosholdal
2930 Brasschaat
Belgium

Prof. Dr. Ruud A. M. Pruijm                   7,500 (4)                  *
"Leeuwenflat"  `s-Lands Werf 137
3063 GD Rotterdam
The Netherlands

Philip L. van Wijngaarden                      -0-                      -0-
Van Blankenburgstraat 66
2517 XS  The Hague
The Netherlands

Ronald G. Moyer                             360,000 (5)                 2.73
6 Woodcross Drive
Columbia, SC  29212

C. Roger Jones                              330,000 (6)                 2.50
3050 Briarcliffe Rd.
Winston-Salem, NC  27106

George L. Down                               30,277 (7)                  *
6 Woodcross Drive
Columbia, SC  29212

Philip Ayoub                                   -0-                      -0-
276 Palmer Road
Riverside, CT 06878

Officers & Directors as a Group
 (9 Persons)                              3,940,398                     29.9

----------------------
*Less than one percent of the outstanding shares.

Unless otherwise stated, the address of each director and executive officer is that of ADVA.


-----------------
(2) Hendrik Smit is deemed the beneficial owner of these shares through his voting and dispositive power of those shares.
(3) The capital stock of Hacken Investments Limited is beneficially owned 50% by Valerij Remmele and 45% by Benno P. Hafner, each of whom has voting and dispositive power of his shares. Mr. Hafner is also a director of Koenig Invest AG, one of the lenders to GIG, the Company's wholly owned subsidiary. See "Certain Relationships and Related Transactions".
(4) Dr. Pruijm is an advisory board member of Chatelin Capital Partners Limited, a firm providing investment banking, advisory and related services to GIG. See "Certain Relationships and Related Transactions".
(5) Ronald G. Moyer has sole dispositive power over 30,000 shares and is deemed the beneficial owner of 330,000 shares owned of record by Biotel, Inc. through his control over the voting power of those shares. Mr. Moyer has notified the Company of his intent to resign from the Board upon the election of new directors at the Company's upcoming annual meeting on September 25, 2001.
(6) C. Roger Jones is deemed the beneficial owner of these shares through his control as a director of Biotel, Inc. over the voting power of those shares.
(7) Includes 6,347 shares owned of record by the Helen L. Down Trust (Helen Down is the mother of Mr. Down) for which Mr. Down serves as trustee, and (ii) 1,208 shares owned of record by members of Mr. Down's family.

Item 12. Certain Relationships and Related Transactions

         Global Information Group USA, Inc. ("GIG")

         On January 14, 2000, GIG entered into a Share Purchase and Shareholders' Agreement (the "Share Purchase Agreement") pursuant to which GIG borrowed in three tranches an aggregate of $1,500,000 from Koenig Invest AG, a Swiss company with a principal place of business in Zug, Switzerland ("Koenig") and Newick Developments Limited, a company incorporated in the British Virgin Islands with its principal place of business in Tortola, B.V.I. ("Newick"); Jolec Trading Limited, a British Virgin Islands company, purchased from Anthony Mohr 100 shares of the issued and outstanding shares of GIG for the sum of $1; and Chatelin Capital Partners Limited ("CCP"), a firm providing investment banking, advisory and related services to GIG received: (i) a fee of 2.5% of the loan principal amount in return for services rendered in connection with arranging the loans from Koenig and Newick; and (ii) an option to purchase 300 GIG shares (equating to 3,145,920 shares of ADVA Common Stock in the Stock Exchange) for the sum of $1 at the time the second tranche was advanced; and either (a) options in an IPO event for $2,500,000 worth of shares at issue price and a further 10% of the issued shares at a 30% discount to the issue price; or
(b) options in a takeover or merger event to purchase 10% of GIG's issued and outstanding share capital (determined as at the date of exercise) (equating to 1,246,875 shares of ADVA Common Stock in the Stock Exchange) at a 65% discount to the value assigned to the shares for the purposes of the transaction, and a further 5% of GIG's issued and outstanding share capital (equating to 623,437 shares of ADVA Common Stock in the Stock Exchange) at a discount of 90% to the value assigned to the GIG shares (the "Take-over Options").

         Pursuant to basic terms agreed in the Share Purchase Agreement, GIG, Koenig and Newick subsequently entered into loan agreements entitling GIG to borrow an aggregate of $1,500,000 and pursuant to which CCP received a fee for advisory services rendered amounting to 2.5% of the loan principal (the "Loan Agreements").

         In February 2000, GIG drew down $300,000 against the aggregate $1,500,000 loan. Pursuant to the Share Purchase Agreement and the relevant loan agreements, CCP received an arrangement fee of $7,500 resulting in net proceeds to GIG of $292,500. In May 2000, Jolec Trading Limited exercised an option to subscribe for one percent (1%) of GIG resulting in proceeds to GIG of $300,000.

         In March 2000, in anticipation of the Stock Exchange, CCP exercised the Take-over Options and caused the transfer of the underlying shares to certain Stockholders. As proceeds from the exercise of the Take-over Options, GIG received $450,000, net of $750,000 in fees due CCP in connection with investment and other advisory services rendered in connection with the Stock Exchange. Fiona van Hulst, a Stockholder of GIG and a director of CCP, personally acquired
2.38 GIG shares, which converted to 25,000 shares of ADVA Common Stock after giving effect to the Stock Exchange.

         In May 2000, GIG drew down a further $400,000, net of an arrangement fee of $30,000 to CCP, against the aggregate $1,500,000 loan.

         In February 2001, GIG drew down the balance of the available loan proceeds ($800,000). No arrangement or other fees were due or have been paid in connection with this disbursement.

         Certain of the Stockholders and Newick Developments Limited (one of the lenders to GIG) share a common Managing Director. Each of Jolec Trading Limited, Sorensen's Securities Limited, Gorilla Ventures N.V., Moana Lake Finance Corporation and Viewmont Holdings Limited are managed by Intertrust (Curacao) N.V., a Netherlands Antilles firm providing company management and formation services, trustee and other professional and financial services. In addition, the capital stock of Hacken Investments Limited (which, after the closing, will own ADVA common stock representing approximately 5.8% of ADVA's issued and outstanding share capital), is 45% beneficially owned by Benno P. Hafner, a director of Koenig.

         In order to comply with all the terms and conditions of the Agreement of Stock Exchange, the parties to the Share Purchase Agreement and the Loan Agreements executed a Waiver and an Agreement effectively amending the Share Purchase Agreement and the Loan Agreements. The Waiver and Agreement serve to delete certain provisions and revise others in the Share Purchase Agreement and the Loan Agreements which were inconsistent with the requirements of the Agreement of Stock Exchange. The Waiver and the Agreement were filed as exhibits to ADVA's Current Report on Form 8-K filed March 5, 2001.

         Since the execution of the Agreement of Stock Exchange, certain changes in the composition of Stockholders occurred. Pursuant to the Agreement of Stock Exchange, all the parties to the Agreement of Stock Exchange, together with the new shareholders, subsequently executed a Stock Exchange Joinder Agreement in which ADVA and Biotel consented to the transfer of GIG shares and the new shareholders agreed to be bound by the Agreement of Stock Exchange and all ancillary documents which contemplate the consummation of the Stock Exchange.

         On May 14, 1998, GIG and Inrisco B.V. ("Inrisco") entered into a letter agreement whereby Inrisco purchased 100 shares of GIG, which constituted 10% of GIG's issued and outstanding share capital (equating to 1,246,875 shares of ADVA Common Stock in the Stock Exchange) (the "Letter Agreement"). The Letter Agreement contained certain clauses affording minority shareholder protections to Inrisco and to co-investors, and to their respective successors and assigns. In November 1998, Inrisco transferred its entire holding to three individuals who, according to the terms of the Letter Agreement, may have been able to invoke the minority shareholder protections originally afforded to Inrisco.

         In contemplation of the Agreement of Stock Exchange, all the Stockholders (including the three individuals who acquired the Inrisco shares) executed a Termination Agreement and Mutual Release whereby they agreed that the Letter Agreement (and the minority shareholder protections provided therein) was of no further force or effect and did not and will not, individually or collectively, inure to the benefit of any of the Stockholders. The Termination Agreement and Mutual Release was filed as an exhibit to ADVA's Current Report on Form 8-K filed March 5, 2001.

ADVA

         On February 3, 2000, the ADVA Board appointed a committee consisting of Ronald Moyer, George Down, Roger Griffis and L. John Ankney for the purpose of seeking potential reverse merger candidates, negotiating terms of a stock sale or merger and presenting recommendations for the Board's approval. The Board also approved a resolution to issue ADVA Common Stock to members of the committee and to one or more outside consultants in lieu of cash compensation for providing these services to ADVA. On February 5, 2000, ADVA entered into an agreement with a consultant to advise the Board and the committee regarding opportunities for merging a private company into ADVA. On March 24, 2000, pursuant to the resolution, Mr. Moyer received 30,000 shares of ADVA Common Stock, Mr. Down, Mr. Griffis and Mr. Ankney each received 10,000 shares of ADVA Common Stock and the consulting firm received 60,000 shares of ADVA Common Stock.

         ADVA's Historical Background

         ADVA (then known as Advanced Medical Products, Inc. ("Advanced Medical") was incorporated in the state of Delaware in September 1986, and in June 1987 concluded an IPO of its Common Stock, raising $2,034,000 net proceeds. In 1994 Nishimoto Sangyo Company Ltd., a Japanese distributor of Advanced Medical's products, purchased 2,000 shares of Preferred Stock in Advanced Medical for $2,000,000. Through 1997 Nishimoto accepted additional shares of Preferred Stock and common stock in satisfaction of unpaid dividends on the Preferred Stock. 160 Preferred shares were issued to SCANA Development Corporation in 1996.

         On January 12, 1996 Carolina Medical, Inc., a privately held medical device manufacturing company located in King, North Carolina, purchased 750,000 shares of Advanced Medical's authorized but unissued Common Stock for $150,000. Biotel International, Inc., a holding company (which was subsequently acquired by Carolina Medical) purchased an additional 1,400,000 shares of Advanced Medical's Common Stock on March 29, 1996 for $280,000. On October 20, 1997 Advanced Medical entered into a Stock Purchase Agreement with Carolina Medical, Inc., selling an additional 850,000 shares of Common Stock of Advanced Medical to Carolina Medical, Inc. for $263,500. This stock purchase increased Carolina Medical's ownership in Advanced Medical to 3,000,000 shares, or 50.3 percent, of the 5,962,495 issued and outstanding Common Stock shares.

         In May 1998 Nishimoto Sangyo sold 300,000 common stock shares and 2,217 preferred stock shares in Advanced Medical in exchange for shares of Carolina Medical, Inc. This transaction brought Carolina Medical's ownership in Advanced Medical to 55.3% of the common stock and 93.3% of the preferred stock of Advanced Medical issued and outstanding. In June 1998 Carolina Medical purchased from SCANA Development Corporation the remaining 160 Preferred shares of Advanced Medical. As of June 30, 1998, dividends on the Preferred Stock of $162,981 were owed to Carolina Medical by Advanced Medical.

         On July 23, 1998, Biosensor acquired all of the outstanding shares of CMI of Minnesota ("CMI"), a Minnesota corporation, pursuant to a Plan of Reorganization and Agreement by and between CMI and Biosensor. Carolina Medical Inc., a North Carolina corporation which owned 55.3% of the common stock and all of the preferred stock of Advanced Medical, was merged with and into CMI, which also owned Braemar, Inc., a North Carolina corporation operating in Minneapolis, MN. This transaction became effective July 1, 1998 and was recorded as a

"reverse acquisition", whereby CMI was deemed to have acquired Biosensor. The net assets of Biosensor acquired were recorded at fair market value. The historical financial statements of Biosensor prior to the acquisition became those of CMI. Subsequent to July 1, 1998, the financial statements of Biosensor include the operations of the combined companies, including Carolina Medical, Braemar, and Advanced Medical.

         In July 1998, the board approved a plan to sell Advanced Medical's MICROS QV product line to Carolina Medical in exchange for all of the 2,377 shares of Preferred Stock in Advanced Medical (having a face value of $2,377,000), and the unpaid dividends of $162,981. In October 1998 the Plan that had been approved by both companies was completed, and all of the shares of Advanced Medical's Preferred Stock issued and outstanding were retired.

         On March 23, 1999, Advanced Medical filed a motion with the Federal Bankruptcy Court, District of South Carolina, for an order authorizing the sale of all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests, pursuant to 11 U.S.C. Section 363 of the bankruptcy code. Advanced Medical continued to operate as debtor in possession, pending sale of the assets. Emergent Asset Based Lending, L.L.C., Advanced Medical's principle secured lender whose loan agreement has been in default since December, agreed to continue to lend against receivables and inventory based on Biosensor's guarantee of the debt. As of March 22, 1999, $ 253,446 was borrowed by Advanced Medical under this agreement.

         On May 11, 1999 pursuant to the order of the Bankruptcy Court, Advanced Medical sold all assets, including equipment, inventory, and accounts receivable, outside the ordinary course of business, free and clear of all liens and encumbrances and other interests. Biosensor Corporation purchased the assets and assumed all of the secured debt, employee and commission liabilities, and all customer warranty and service liabilities of Advanced Medical. In addition, Biosensor made a payment of $68,000 for certain priority claims and administrative expenses, and for distribution to outside unsecured creditors. Biosensor and its subsidiaries agreed not to participate in distribution of payments toward unsecured claims, although their claims exceeded unsecured claims by all non-affiliated creditors combined. The assets and liabilities of Advanced Medical were consolidated with the operating assets and liabilities of Biosensor, and the assets and liabilities of Diagnostic Monitoring purchased by Biosensor from Cardiac Science Inc. on December 31, 1998, into Advanced Biosensor, Inc., a new wholly owned subsidiary of Biosensor, which also assumed Advanced Medical's lease obligations and continued to operate the business at the present Columbia, SC location. On May 23, 1999 shareholders of Biosensor Corporation voted to change the name of Biosensor Corporation to BIOTEL Inc.

         On June 29, 1999 the Bankruptcy Court entered an order confirming the Plan of Reorganization. Advanced Medical filed the Final Report with the Court on October 5, 1999, and the Final Decree closing the bankruptcy case was issued by the Court on November 9, 1999. Advanced Medical changed its name to "ADVA International, Inc." on March 14, 2000.

         In connection with the Stock Exchange, ADVA on April 14, 2000 filed with the Court a Motion to Reopen the Case in order to seek modification of the plan of reorganization confirmed by the Order of Confirmation entered June 29, 1999. The Motion to Reopen the Case was granted by the Court on April 20, 2000 and the Court entered an Order granting the Company an expedited hearing. Also on April 20, 2000, ADVA filed a Motion to Revise Certain Language of Confirmed Plan and to Modify Confirmed Plan to Delete Dissolution and Cancellation of Stock Language (the "Motion to Revise"). In the Motion to Revise, ADVA sought authorization to modify the confirmed plan to delete language stating that it would be dissolved and the stock of its shareholders extinguished, and to insert provisions stating that ADVA shall continue its existence, and that the shares of its stock shall remain valid. The court re-opened the case and, on May 5, 2000, the Court issued an order approving and amending the Plan of Reorganization in order that a transaction fee could be realized for the benefit of creditors of Advanced Medical Product, Inc. and the payment of certain expenses, thus allowing the transactions contemplated by the Agreement of Stock Exchange to proceed. On January 5, 2001, the Court entered an order closing the re-opened case.

         From March 2, 2001 through May 31, 2001, the Company leased office space from Biotel, Inc., a shareholder of the Company. This lease, which was oral, expired upon the Company's occupying its new premises in Rock Hill, South Carolina. The Company's new premises, which are approximately 25 miles south of Charlotte, North Carolina, are also leased, with a term of three years beginning June 1, 2001.

Employee Loans

         GIG

         Anthony Mohr, Chairman of ADVA's Board and then-President of GIG, loaned GIG $62,500 on January 14, 2000 carrying an annual interest rate of 10%. The loan repayment amount was later offset by the repayment of loans from GIG to Mr. Mohr of approximately $29,000, also carrying an annual interest rate of 10%.

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-KSB/A. Management contracts and compensatory plans, contracts and arrangements are indicated by "*".

Exhibit No.                            Description
-----------                            -----------
   2.1       Agreement of Stock Exchange, as amended, dated June 19, 2000. (1)

   2.2 Amendment (2.01) to Agreement of Stock Exchange dated February 21, 2001. (1)

   2.3       Stock Exchange Joinder Agreement dated February 21, 2001. (1)

   2.4       Escrow Agreement dated February 7, 2001. (1)

   2.5       Waiver dated February 21, 2001. (1)

   2.6       Funding Agreement dated February 21, 2001. (1)

   3.1       ADVA Articles of Incorporation (Amended). (2)

   3.2       ADVA By-laws. (2)

   4.1       Registration Rights Agreement dated as of the Closing Date. (1)

   4.2       Intentionally Omitted

   4.3 Share Purchase and Shareholders' Agreement among GIG, Chatelin Capital Partners Limited, Jolec Trading Limited, Anthony Mohr, Koenig Invest AG and Newick Developments Limited. (1)

   4.4 Consultancy Agreement between GIG and Chatelin Capital Partners Limited dated January 21, 2000. (1)

   4.5       Termination and Mutual Release dated May 31, 2000. (1)

   4.6       Share Certificate. (4)

  10.1 Intellectual Property Rights Transfer Agreement dated February 12, 2000. (1)

  10.2       Intentionally Omitted.

 *10.3       Employment Agreement between GIG and George L. Down. (4)

 *10.4       Consulting Agreement among ADVA, GIG and Thomas A. Kruger. (4)

 *10.5       C. Roger Jones - Release of Stock Options dated June 20, 2000. (1)

 *10.6       ADVA 2001 Stock Option Plan. (4)

  10.7 First Loan Agreement by and between GIG and Newick Developments Limited dated February 2, 2000. (1)

  10.8 First Loan Agreement by and between GIG and Koenig Invest AG dated February 2, 2000. (1)

  10.9 Second Loan Agreement by and between GIG and Newick Developments Limited dated February 2, 2000. (1)

  10.10 Second Loan Agreement by and between GIG and Koenig Invest AG dated February 2, 2000. (1)

  10.11 Lease by and between ADVA and Rock Hill Business Technology Center, L.P. dated May 23, 2001. (4)

  16.1 Letter from ADVA to McGladrey & Pullen, LLP requesting they furnish ADVA with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made by ADVA in this Current Report on Form 8-K. (3)

  16.2 Letter from McGladrey & Pullen, LLP with respect to the statements made by ADVA in this Current Report on Form 8-K. (3)

  21.0       Subsidiaries of the Registrant. (4)


(1) Previously filed with the Securities and Exchange Commission on March 5, 2001 on Form 8-K reporting the consummation of the Stock Exchange.

(2) Previously filed with the Securities and Exchange Commission on October 17, 2000 on Form 10-KSB/A.

(3) Previously filed with the Securities and Exchange Commission on March 5, 2001 on Form 8-K reporting the change in ADVA's independent auditors.

(4) Previously filed with the Securities and Exchange Commission on July 13, 2001 on Form 10-KSB.




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

                                                ADVA INTERNATIONAL INC.

Date: July 27, 2001                             By: /s/ Anthony E. Mohr
                                                    ----------------------------
                                                    President and Director
                                                    (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ADVA and in the capacities and on the dates indicated.

Signature                                      Title                                Date
---------                                      -----                                ----

/s/ Philip Ayoub                 Acting Chief Financial Officer (principal      July 27, 2001
-----------------------------    financial and accounting officer)
Philip Ayoub


/s/ George L. Down
-----------------------------    Director                                       July 27, 2001
George L. Down


/s/ C. Roger Jones
-----------------------------    Director                                       July 27, 2001
C. Roger Jones


/s/ Ronald G. Moyer
-----------------------------    Director                                       July 27, 2001
Ronald G. Moyer


/s/ Ruud A. M. Pruijm
-----------------------------    Director                                       July 27, 2001
Dr. Ruud A. M. Pruijm


/s/ Philip L. van Wijngaarden
-----------------------------    Director                                       July 27, 2001
Philip L. van Wijngaarden


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




/s/BDO Seidman, LLP
---------------------------
BDO Seidman, LLP
Philadelphia, Pennsylvania

June 27, 2001

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet


March 31,                                                                 2001
--------------------------------------------------------------------------------

Assets

Current assets
     Cash and cash equivalents                                       $   961,483
     Prepaid expenses                                                     56,500
--------------------------------------------------------------------------------

Total current assets                                                   1,017,983

Software                                                                 200,000

Deferred financing costs, net of accumulated amortization
     of $221,155 (Notes 4 and 5)                                         696,345
--------------------------------------------------------------------------------

Total assets                                                         $ 1,914,328
================================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet


March 31,                                                                   2001
--------------------------------------------------------------------------------

                         Liabilities and Stockholders' (Deficiency)

Current liabilities
     Accrued transaction and creditor payables (Note 1)             $   300,000
     Accrued professional fees                                          147,267
     Accrued interest                                                    49,400
     Accounts payable and accrued expenses, other                        27,742
     Due to officer                                                      33,515
--------------------------------------------------------------------------------

Total current liabilities                                               557,924

Long-term debt (Notes 4 and 5)                                        1,500,000
--------------------------------------------------------------------------------

                                      Total liabilities               2,057,924

Commitments (Note 7)

Stockholders' (deficiency) (Notes 4, 7 and 8)
     Class A preferred stock, no par value
         Authorized 4,000 shares, none issued                                --
     Class B preferred stock, no par value
         Authorized 6,000 shares, none issued                                --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 13,185,194 shares                        13,185
     Additional paid-in capital                                       1,937,815
     (Deficit) accumulated during the development stage              (2,094,596)
--------------------------------------------------------------------------------

                              Total stockholders' (deficiency)         (143,596)
--------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                    $ 1,914,328
================================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

                                                                                                         Cumulative
                                                                                                             Period
                                                                                                           April 2,
                                                                                                               1998
                                                                                                        (inception)
                                                                                                            through
                                                                        Year ended March 31,              March 31,
                                                                    2001                   2000                2001
---------------------------------------------------------------------------------------------------------------------
Sales, license fees                                        $          --           $      6,944       $       8,484
---------------------------------------------------------------------------------------------------------------------

Operating expenses
     Salary and employee related                                 115,046                125,799             347,730
     General and administrative                                  255,111                 96,661             536,157
     Expenses related to mergers                                 883,288                 81,654             964,942
---------------------------------------------------------------------------------------------------------------------

Total operating expenses                                       1,253,445                304,114           1,848,829
---------------------------------------------------------------------------------------------------------------------

(Loss) from operations                                        (1,253,445)              (297,170)         (1,840,345)
---------------------------------------------------------------------------------------------------------------------

Other income (expense)
     Miscellaneous income                                             --                  1,636               1,305
     Interest (expense), officer                                  (6,233)                (1,988)             (8,221)
     Interest (expense), debt                                   (230,088)               (41,876)           (271,964)
     Interest income                                              22,055                    364              24,629
---------------------------------------------------------------------------------------------------------------------

Total other (expense), net                                      (214,266)               (41,864)           (254,251)
---------------------------------------------------------------------------------------------------------------------

Net (loss)                                                 $  (1,467,711)          $   (339,034)      $  (2,094,596)

=====================================================================================================================

Basic and diluted loss per share                           $        (.12)          $       (.03)      $        (.20)

=====================================================================================================================

Weighted average shares outstanding                           12,220,956             10,486,400          10,627,652
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)


                                                                                                                     (Deficit)
                                                                                                                   Accumulated
                                                  Preferred Stock               Common Stock         Additional     During the
                                                 ------------------          ------------------        Paid-In     Development
                                                 Shares     Amount           Shares      Amount        Capital           Stage
-------------------------------------------------------------------------------------------------------------------------------
Balance, April 2, 1998 (inception)                   --   $     --               --    $     --    $        --   $          --

Common stock issued, May 14, 1998                    --         --            1,000          10        300,990              --

Net (loss)                                           --         --                           --             --        (287,851)
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                              --         --            1,000          10        300,990        (287,851)

Original issue discount arising from options
     granted in connection with debt,
     January 14, 2000 (Note 4)                       --         --               --          --        900,000              --

Net (loss)                                           --         --               --          --             --        (339,034)
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                              --         --            1,000          10      1,200,990        (626,885)

Common stock issued, May 17, 2000 (Note 4)           --         --               13          --        300,000              --

Stock options exercised, May 17, 2000 (Note 4)       --         --              176           2        449,998              --

Recapitalization, March 2, 2001 (Note 1)             --         --       13,184,005      13,173        (13,173)             --

Receipt of stock subscription, March 2, 2001         --         --               --          --             --              --

Net (loss)                                           --         --               --          --             --      (1,467,711)
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                              --   $     --       13,185,194    $ 13,185    $ 1,937,815    $ (2,094,596)
===============================================================================================================================

[RESTUB]
                                                                       Total
                                                                      Stock-
                                                       Stock        holders'
                                                Subscription          Equity
                                                  Receivable    (Deficiency)
-----------------------------------------------------------------------------

Balance, April 2, 1998 (inception)               $      --    $          --

Common stock issued, May 14, 1998                   (1,000)         300,000

Net (loss)                                              --         (287,851)
-----------------------------------------------------------------------------

Balance, March 31, 1999                             (1,000)          12,149

Original issue discount arising from options
     granted in connection with debt,
     January 14, 2000 (Note 4)                          --          900,000

Net (loss)                                              --         (339,034)
-----------------------------------------------------------------------------

Balance, March 31, 2000                             (1,000)         573,115

Common stock issued, May 17, 2000 (Note 4)              --          300,000

Stock options exercised, May 17, 2000 (Note 4)          --          450,000

Recapitalization, March 2, 2001 (Note 1)                --               --

Receipt of stock subscription, March 2, 2001         1,000            1,000

Net (loss)                                              --       (1,467,711)
-----------------------------------------------------------------------------

Balance, March 31, 2001                          $      --    $    (143,596)
=============================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                                       Cumulative
                                                                                                           Period
                                                                                                         April 2,
                                                                                                             1998
                                                                                                      (inception)
                                                                                                          through
                                                                           Year ended March 31,         March 31,
                                                                          2001            2000               2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net (loss)                                                       $  (1,467,711)      (339,034)   $  (2,094,596)

   Adjustments to reconcile net (loss) to net cash (used in)
      provided by operating activities
         Amortization of deferred finance costs                           183,342         37,813          221,155
              Changes in assets and liabilities
                  (Increase) in prepaid expenses                          (56,500)            --          (56,500)
                  Increase (decrease) in liabilities
                      Accrued transaction and creditor payables           300,000             --          300,000
                      Accounts payable and accrued expenses              (122,994)       344,295          224,409
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities                    (1,163,863)        43,074       (1,405,532)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchase of software                                                      --       (200,000)        (200,000)
     Repayment from (loan to) officer                                         854        (31,661)          33,515
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                           854       (168,339)        (166,485)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from long-term debt, net of finance fees                  1,190,000        292,500        1,482,500
     Proceeds from stock issuance and subscription                        751,000             --        1,051,000
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                               1,941,000        292,500        2,533,500
-------------------------------------------------------------------------------------------------------------------

            Net increase in cash and cash equivalents                     777,991        168,235          961,483

Cash and cash equivalents at beginning of year                            183,492         15,257               --
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                            $     961,483        183,492    $     961,483
===================================================================================================================

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

2.  Business       From April 2, 1998 (inception) to March 31, 2000, the Company
    Operations     maintained operations in the Netherlands and in April 2000 moved all operations to the United States. The Company is in the development stage and planned principal operations have not yet commenced.

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

3.  Summary of     Principles of Consolidation
    Significant
    Accounting     The accompanying consolidated financial statements include
    Policies       the accounts of the Company and its wholly owned subsidiary,
                   GIG. All significant intercompany accounts and transactions have been eliminated.

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

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



4.  Share Purchase       In January 2000, GIG entered into a Share Purchase and
    and Shareholders'    Shareholders' Agreement with five other parties. The
    Agreement            agreement was established in order to promote the
                         growth of GIG either through an initial public offering or merger with a publicly held company. The agreement provided that one of the five parties purchase 100 shares of GIG stock from its chief executive officer and two other parties ("lenders") advance $300,000 to GIG in the form of loans (see Note 5). In addition, the agreement granted an option to purchase 30% of GIG's outstanding stock from its chief executive officer to a party providing consulting and other services. Such option was exercised on May 17, 2000 upon the advance to GIG of $400,000, representing the first tranche of additional loans aggregating $1,200,000 from the lenders. In connection with the granting of the option, GIG recorded deferred financing costs of $900,000
                         (representing the estimated fair value of the option based on application of the Black-Scholes option pricing model utilizing a risk free rate of 6.38%, volatility of .00001, and an expected life of five years), of which $180,000 and $37,500 were amortized to interest expense for the years ended March 31, 2001 and 2000, respectively.

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

5.  Long-Term            In February 2000, the Company received the first
    Debt                 advance from the two lenders. The loan agreements
                         provide for an aggregate amount of $1,500,000, of which $1,500,000 and $300,000 were outstanding as of March
                         31, 2001 and 2000, respectively. The loans carry an interest rate of 6.5% per annum. Interest on each advance is accrued on a daily basis and is payable 18 months from the date of each advance and, thereafter, at the end of each of the succeeding three month periods. The loans are due generally five years from January 14, 2000. The loans are secured by an escrow agreement under which the source code for the Company's software is held as collateral. One of the lenders and certain common stockholders share a common managing director. Additionally, a director of the other lender owns shares in a stockholder of the Company. Deferred finance fees of $17,500, withheld from the loan proceeds, are being amortized over the five-year terms of the agreements.

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

                         Deferred tax asset                          $   616,000
                         Less:  valuation allowance                      616,000
                         -------------------------------------------------------

                         Net deferred tax asset                      $        --
                         =======================================================

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

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


                         On April 23, 2001, the Board of Directors granted an Incentive Stock Option (see Note 8) to the President of GIG who is also a Director to purchase 100,000 shares of common stock in connection with an employment agreement with GIG that is subject to the approval of the Board of Directors (or a committee of the Board). The Incentive Stock Option will vest in four equal annual increments starting on April 23, 2001. The exercise price will be based upon the closing price of the common stock on April 23, 2001 or $1.75 per share.

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

8.  Stock Option         The Company, subject to approval of the stockholders,
    Plan                 adopted the 2001 Stock Option Plan (the "Plan") to
                         provide for grants of options to purchase shares of common stock to officers, key employees, directors and consultants of the Company who are eligible to participate in the Plan. 1,400,000 shares of common stock have been reserved for issuance under the Plan.

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

                         Generally, the Incentive Stock Options and
                         Non-Qualified Stock Options have terms of ten years from the date of grant. 20% of the options vest immediately on the date of grant. On each anniversary date of the grant, the options vest in increments of 20%. The options become fully vested and exercisable four years from the date of grant. Notwithstanding the preceding, the Board of Directors determines the terms of options granted on a case-by-case basis.

                         As of March 31, 2001 no stock options were granted. See
                         Note 7 for options granted subsequent to March 31, 2001.

EXHIBIT INDEX

                                     (Pursuant to Item 601 of Regulation S-B)

Exhibit No.                                  Description of Exhibits                                     Page
--------------- ---------------------------------------------------------------------------------- -----------------
2.1             Agreement of Stock Exchange, as amended, dated June 19, 2000 (1)                          --

2.2             Amendment (2.01) to Agreement of Stock Exchange dated February 21, 2001.  (1)
                                                                                                          --

2.3             Stock Exchange Joinder Agreement dated February 21, 2001.  (1)                            --

2.4             Escrow Agreement dated February 7, 2001.  (1)                                             --

2.5             Waiver dated February 21, 2001.  (1)                                                      --

2.6             Funding Agreement dated February 21, 2001.  (1)                                           --

3.1             ADVA Articles of Incorporation (Amended).  (2)                                            --

3.2             ADVA By-laws.  (2)                                                                        --

4.1             Registration Rights Agreement dated as of March 2, 2001.  (1)                             --

4.2             Intentionally Omitted                                                                     --

4.3             Share Purchase and Shareholders' Agreement among GIG, Chatelin Capital Partners           --
                Limited, Jolec Trading Limited, Anthony Mohr, Koenig Invest AG and Newick
                Developments Limited.  (1)

4.4             Consultancy  Agreement  between GIG and Chatelin  Capital  Partners Limited dated         --
                January 21, 2000.  (1)

4.5             Termination and Mutual Release dated May 31, 2000.  (1)                                   --

4.6             Share Certificate.  (4)                                                                   --

10.1            Intellectual Property Rights Transfer Agreement dated February 12, 2000.  (1)             --

10.2            Intentionally Omitted                                                                     --

10.3            Employment Agreement between GIG and George L. Down.  (4)                                 --

10.4            Consulting Agreement among ADVA, GIG and Thomas A. Kruger.  (4)

10.5            C. Roger Jones - Release of Stock Options dated June 20, 2000.  (1)                       --

10.6            ADVA 2001 Stock Option Plan.  (4)


10.7            First Loan Agreement by and between GIG and Newick Developments Limited dated             --
                February 2, 2000. (1)

10.8            First Loan Agreement by and between GIG and Koenig Invest AG dated February 2,            --
                2000. (1)

10.9            Second Loan Agreement by and between GIG and Newick Developments Limited dated            --
                February 2, 2000. (1)

10.10           Second Loan Agreement by and between GIG and Koenig Invest AG dated February 2,           --
                2000. (1)

10.11           Lease between ADVA and Rock Hill Business Technology Center, L.P. dated May 23,           --
                2001. (4)

16.1            Letter from ADVA to McGladrey & Pullen, LLP requesting they furnish ADVA with a           --
                letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made by ADVA in this Current Report on Form 8-K. (3)

16.2            Letter from McGladrey & Pullen, LLP with respect to the statements made by ADVA           --
                in this Current Report on Form 8-K. (3)

21.0            Subsidiaries of the Registrant. (4)                                                       --


(1)      Previously filed with the Securities and Exchange Commission on March 5, 2001 on Form 8-K reporting the consummation of the Stock Exchange.

(3)      Previously filed with the Securities and Exchange Commission on October 17, 2000 on Form 10-KSB/A.

(3)      Previously filed with the Securities and Exchange Commission on March 5, 2001 on Form 8-K reporting the change in ADVA's independent auditors.

(4)      Previously filed with the Securities and Exchange Commission on July 13, 2001 on Form 10-KSB.