Form 10QSB
period 2001-06-30
ADVA INTERNATIONAL INC
filed 2001-08-14
CIK 807732

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission file number 0-16341


                             ADVA International Inc.
                 (Name of small business issuer in its charter)

                                 ---------------

                         Delaware                                              16-1284228
-------------------------------------------------------------       -----------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                                 ---------------

                             454 South Anderson Road
                         Rock Hill, South Carolina 29730
                                  803.327.6790
          (Address and telephone number of principal executive offices and place of business)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court.  Yes     X      No
                                          -----        ------

                         APPLICABLE TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of August 13, 2001 is 13,185,194.


================================================================================

                     ADVA INTERNATIONAL INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
   Consolidated Balance Sheet as of June 30, 2001 and March 31, 2001....................................         3
   Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and 2000 and
    Cumulative Period April 2, 1998 (inception) through June 30, 2001...................................         5
   Consolidated Statements of Changes in Stockholders' Equity (Deficiency) .............................         6
   Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2001 and 2000 and
    Cumulative Period April 2, 1998 (inception) through June 30, 2001...................................         7
   Notes to Consolidated Financial Statements...........................................................         8

Item 2. Plan of Operation...............................................................................         11

PART II. OTHER INFORMATION

Item 2. Changes in Securities...........................................................................         12

Item 6. Exhibits and Reports on Form 8-K................................................................         12

SIGNATURES..............................................................................................         12


Forward Looking Statements

When used in this Form 10-QSB, the words "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, our history of operating losses, limited access to capital, demand for our products and services, dilution from issuance of additional shares, newly developing technologies, loss of permits, conflicts of interest in related party transactions, regulatory matters, the occurrence of events not covered by insurance, a substantial increase in interest rates, protection of technology, lack of industry standards, raw material commodity pricing, the ability to receive bid awards, the inability to implement our growth strategy, the inability to maintain key employees, the effects of competition and our ability to obtain additional financing. Such factors, which are discussed in the "Plan of Operation" and the notes to condensed consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot and do not guarantee future results, levels of activity, performance or achievements. See "Plan of Operation".

Item 1.           Financial Information



                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                                                                                     June 30,        March 31,
                                                                                         2001             2001
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)

Assets

Current assets
     Cash and cash equivalents                                               $        447,837   $      961,483
     Prepaid expenses                                                                  47,750           56,500
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                  495,587        1,017,983

Furniture and equipment, net of accumulated depreciation
     of $359                                                                           23,423               --

Software                                                                              219,410          200,000

Deferred financing costs, net of accumulated amortization
     of $267,056 and $221,155                                                         650,444          696,345

Deposit                                                                                 2,979               --
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $      1,391,843   $    1,914,328
===================================================================================================================

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                                                                     June 30,        March 31,
                                                                                         2001             2001
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)

Liabilities and Stockholders' (Deficiency)

Current liabilities
     Accrued transaction and creditor payables                               $            560   $      300,000
     Accrued professional fees                                                        295,156          147,267
     Accrued interest                                                                  74,642           49,400
     Accounts payable and accrued expenses, other                                      27,737           27,742
     Due to officer                                                                    34,960           33,515
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             433,055          557,924

Long-term debt                                                                      1,500,000        1,500,000
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                   1,933,055        2,057,924

Commitments (Note 3)

Stockholders' (deficiency)
     Class A preferred stock, no par value
         Authorized 4,000 shares, none issued                                              --               --
     Class B preferred stock, no par value
         Authorized 6,000 shares, none issued                                              --               --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 13,185,194 shares                                      13,185           13,185
     Additional paid-in capital                                                     1,937,815        1,937,815
     (Deficit) accumulated during the development stage                            (2,492,212)      (2,094,596)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' (deficiency)                                                     (541,212)        (143,596)
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                             $      1,391,843   $    1,914,328
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

                                                                                                         Cumulative
                                                                                                             Period
                                                                                                           April 2,
                                                                                                               1998
                                                                                                        (inception)
                                                                                                            through
                                                               Three months ended June 30,                 June 30,
                                                                    2001                   2000                2001
---------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)                      (Unaudited)

Sales, license fees                                      $            --        $            --         $     8,484
---------------------------------------------------------------------------------------------------------------------

Operating expenses
     Salary and employee related                                  50,611                 27,525             398,341
     General and administrative                                  259,824                 16,424             795,981
     Expenses related to mergers                                  20,336                108,558             985,278
---------------------------------------------------------------------------------------------------------------------

Total operating expenses                                         330,771                152,507           2,179,600
---------------------------------------------------------------------------------------------------------------------

(Loss) from operations                                          (330,771)              (152,507)         (2,171,116)
---------------------------------------------------------------------------------------------------------------------

Other income (expense)
     Miscellaneous income                                             --                     --               1,305
     Interest (expense), officer                                  (1,250)                    --              (9,471)
     Interest (expense), debt                                    (71,143)               (51,629)           (343,107)
     Interest income                                               5,548                  3,650              30,177
---------------------------------------------------------------------------------------------------------------------

Total other (expense), net                                       (66,845)               (47,979)           (321,096)
---------------------------------------------------------------------------------------------------------------------

Net (loss)                                               $      (397,616)       $      (200,486)        $(2,492,212)
=====================================================================================================================

Basic and diluted loss per share                         $          (.03)       $          (.02)        $      (.23)
=====================================================================================================================

Weighted average shares outstanding                           13,185,194             11,444,899          10,842,756
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                                                                                                     (Deficit)
                                                                                                                   Accumulated
                                                  Preferred Stock            Common Stock            Additional     During the
                                                 ------------------     ------------------------       Paid-In     Development
                                                 Shares     Amount           Shares      Amount        Capital           Stage
-------------------------------------------------------------------------------------------------------------------------------
Balance, April 2, 1998 (inception)                   --   $     --               --   $      --    $        --   $          --

Common stock issued, May 14, 1998                    --         --            1,000          10        300,990              --

Net (loss)                                           --         --                           --             --        (287,851)
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                              --         --            1,000          10        300,990        (287,851)

Original issue discount arising from options
     granted in connection with debt,
     January 14, 2000                                --         --               --          --        900,000              --

Net (loss)                                           --         --               --          --             --        (339,034)
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                              --         --            1,000          10      1,200,990        (626,885)

Common stock issued, May 17, 2000                    --         --               13          --        300,000              --

Stock options exercised, May 17, 2000                --         --              176           2        449,998              --

Recapitalization, March 2, 2001                      --         --       13,184,005      13,173        (13,173)             --

Receipt of stock subscription, March 2, 2001         --         --               --          --             --              --

Net (loss)                                           --         --               --          --             --      (1,467,711)
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                              --         --       13,185,194      13,185      1,937,815      (2,094,596)

Net (loss) (unaudited)                               --         --               --          --             --        (397,616)
-------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001 (unaudited)                   --   $     --       13,185,194   $  13,185    $ 1,937,815   $  (2,492,212)
===============================================================================================================================

[RESTUB]

                                                                          Total
                                                                         Stock-
                                                           Stock       holders'
                                                    Subscription         Equity
                                                    Receivable      (Deficiency)
---------------------------------------------------------------------------------
Balance, April 2, 1998 (inception)                $         --    $          --

Common stock issued, May 14, 1998                       (1,000)         300,000

Net (loss)                                                  --         (287,851)
---------------------------------------------------------------------------------

Balance, March 31, 1999                                 (1,000)          12,149

Original issue discount arising from options
     granted in connection with debt,
     January 14, 2000                                       --          900,000

Net (loss)                                                  --         (339,034)
---------------------------------------------------------------------------------

Balance, March 31, 2000                                 (1,000)         573,115

Common stock issued, May 17, 2000                           --          300,000

Stock options exercised, May 17, 2000                       --          450,000

Recapitalization, March 2, 2001                             --               --

Receipt of stock subscription, March 2, 2001             1,000            1,000

Net (loss)                                                  --       (1,467,711)
---------------------------------------------------------------------------------

Balance, March 31, 2001                                     --         (143,596)

Net (loss) (unaudited)                                      --         (397,616)
---------------------------------------------------------------------------------

Balance, June 30, 2001 (unaudited)                $         --    $    (541,212)
=================================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows


                                                                                                       Cumulative
                                                                                                           Period
                                                                                                         April 2,
                                                                                                             1998
                                                                                                      (inception)
                                                                             Three months                 through
                                                                            ended June 30,               June 30,
                                                                             2001           2000             2001
-------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)                (Unaudited)

Cash flows from operating activities
   Net (loss)                                                       $    (397,616)      (200,486)  $   (2,492,212)
   Adjustments to reconcile net (loss) to net cash (used in)
      operating activities
         Amortization of deferred finance costs                            45,901         45,638          267,056
         Depreciation                                                         359             --              359
              Changes in assets and liabilities
                  Decrease (increase) in assets
                      Prepaid expenses                                      8,750             --          (47,750)
                      Deposits                                             (2,979)            --           (2,979)
                  (Decrease) increase in liabilities
                      Accrued transaction and creditor payables          (299,440)            --              560
                      Accounts payable and accrued expenses               173,126       (138,920)         397,535
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                  (471,899)      (293,768)      (1,877,431)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Software and related costs                                           (19,410)            --         (219,410)
     Purchase of furniture and equipment                                  (23,782)            --          (23,782)
     Repayment from (loan to) officer                                       1,445         (7,379)          34,960
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                   (41,747)        (7,379)        (208,232)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from long-term debt, net of finance fees                         --        390,000        1,482,500
     Proceeds from stock issuance and subscription                             --        750,000        1,051,000
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                      --      1,140,000        2,533,500
-------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (513,646)       838,853          447,837

Cash and cash equivalents at beginning of year                            961,483        183,492               --
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                            $     447,837      1,022,345   $      447,837
===================================================================================================================

Noncash activity
     During the year ended March 31, 2000, the Company incurred $900,000 in noncash deferred finance charges from options for common stock issued with debt. The amount was credited to additional paid-in capital.
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

1.      Basis of                   The consolidated financial statements are
        Presentation               unaudited and include the accounts of ADVA
                                   International Inc. ("ADVA") and its wholly owned subsidiary Global Information Group
                                   USA, Inc. ("GIG"). All significant
                                   intercompany accounts and transactions have been eliminated in consolidation.

                                   In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three month periods ended June 30, 2001 and 2000. The results of operations experienced for the three month period ended June 30, 2001 are not necessarily indicative of the results to be experienced for the fiscal year ended March 31, 2002.

                                   The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company's March 31, 2001 annual financial statements.

2.      Business                   From April 2, 1998 (inception) to March 31,
        Operations                 2000, the Company maintained operations in
                                   the Netherlands and in April 2000 moved all operations to the United States. The Company is in the development stage and planned principal operations have not yet commenced.

                                   The Company develops and markets 3D graphics applications software running on the Linux and UNIX operating systems. The Company's present software product is believed to be the only complete 3D solid modeling, animation and rendering system currently available on the Linux OS. The Company's software has been designed for use by digital media professionals in the production of film and video special effects, animation, computer-aided design and scientific visualization, Internet web site and print graphics, game development and virtual television. Since acquiring the software and the related source code in February 2000, the Company has been developing marketing plans for sales of the software to users in the 3D graphics applications market.

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

                     ADVA International Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



                                   The Company has no significant operating history and, from April 2, 1998 (inception) to June 30, 2001, has generated a net loss of $2,492,212. This loss has been financed by proceeds from equity and debt issuances. During fiscal 2002, management intends to commence principal operations. Earnings from operations are expected to provide working capital. There can be no assurance that management will be successful in its efforts.

3.      Employment                 In January 2000, GIG entered into an
        and                        employment agreement with the Chief Executive
        Consulting                 Officer that provides for payments of
        Agreements                 $110,000 per year along with certain other
                                   benefits in exchange for defined services to be performed by the employee. The agreement is not for a specific term and may be terminated by either party at any time. ADVA and the employee are currently in the process of negotiating a new employment agreement, which is expected to include similar provisions along with Incentive Stock Options
                                   (see Note 4) to purchase 100,000 shares of common stock which will vest in four equal annual increments starting from the date of approval by the Board of Directors.

                                   On April 19, 2001, the Board of Directors granted an Incentive Stock Option (see Note
                                   4) to the President of GIG, who is also a Director of both ADVA and GIG, to purchase 100,000 shares of ADVA common stock in connection with an employment agreement with GIG. The Incentive Stock Option will vest in four equal annual increments starting on April 23, 2001. The exercise price will be based upon the closing price of the common stock on April 23, 2001 or $1.75 per share.

                                   On May 1, 2001, the Company entered into a one-year contractual agreement with a consultant who will act as chief financial advisor to the Company. The agreement provides for payment of $4,300 monthly and is cancelable upon 30 days notice by the consultant or the Company. The Company also granted a Non-Qualified Stock Option (see
                                   Note 4) to acquire 25,000 shares of common stock which vests in equal quarterly increments beginning August 1, 2001.

4.      Stock Option               The Company, subject to approval of the
        Plan                       stockholders, adopted the 2001 Stock Option
                                   Plan (the "Plan") to provide for grants of options to purchase shares of common stock to officers, key employees, directors and consultants of the Company who are eligible to participate in the Plan. 1,400,000 shares of common stock have been reserved for issuance under the Plan.

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

                                   See Note 3 for options granted during the quarter ending June 30, 2001 and options expected to be approved subsequently.

Item 2.           Plan of Operations

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

         Our short-term objectives are to complete the upgrading of our line of 3D graphics products on the Linux platform with product sales to commence during the second - third quarter of fiscal year 2002 across both the Linux and UNIX platforms. We expect to be in a position to show our products at the Linux World Expo trade show in late August 2001 and commence sales via the Internet in October 2001. The success of this plan depends, in part, on our ability to forge cooperative relationships with the major hardware and software manufacturers and resellers in our market in a timely fashion. We shall also seek to sell our products worldwide directly over the Internet and via the reseller channel for Linux and UNIX-based computer solutions commencing in the above-mentioned period. We expect to introduce GIGVIZ, our CAD visualization product, on the three largest distributions of the UNIX OS: H-P UNIX, SGI Irix and SUN Solaris, within the next two to three fiscal quarters.

         Our long-term objectives are to generate steadily increasing revenues and obtain the capital necessary to acquire or license other promising technologies to expand our portfolio of 3D graphics products on both Linux and UNIX. We are also exploring several new technology opportunities for future development and marketing enterprises.

         During the quarter ended June 30, 2001 we had a loss from operations of $330,771. We funded our operating losses from inception through a combination of long-term debt and the private sale of shares of our common stock.

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

         During fiscal year 2002, we plan to perform development work expanding our product line. The work on existing products will include product maintenance and support, de-bugging and certain enhancements. The majority of expenses anticipated in fiscal year 2002 are expected to relate to building our Internet website, marketing, sales and personnel expenses. We expect to employ a combination of hardware lending programs provided by affiliated computer manufacturers; leasing and purchasing of certain computer hardware; purchasing software licenses and leasing of office equipment and services in order to meet our technical and operational needs.

         The total number of full time employees is anticipated to increase from two to fifteen over the remainder of fiscal year 2002. Some of our employees will divide their working time between the Rock Hill office and telecommuting from their established home offices. We also utilize several offshore programmers on a contract basis and we expect to expand our remote programming activities over the 2002 fiscal year. We expect this will take place in Europe and India, although other locations may also be utilized.

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


                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities.

         The information required to be included in Item 2 of Part II of this Form 10-QSB was previously reported on ADVA's Current Report on Form 8-K/A (Amendment No. 2) filed April 23, 2001.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

    Filing Date                   Subject Matter
    -----------                   --------------

    April 23, 2001                Second Amended Current Report on Form 8-K
                                  reporting consummation of the Agreement of Stock Exchange among Issuer, Global
                                  Information Group USA, Inc ("GIG") and the stockholders of GIG.

    April 23, 2001                Reporting Change in Issuer's Fiscal Year from
                                  June 30 to March 31.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            /s/Anthony E. Mohr
                                            ------------------------------------
                                            Anthony E. Mohr
                                            CEO and President

                                            /s/Thomas A. Kruger
                                            ------------------------------------
                                            Thomas A. Kruger
                                            Principal Accounting Officer

Date:    August 13, 2001