Form 10QSB
period 2001-09-30
ADVA INTERNATIONAL INC
filed 2002-03-06
CIK 807732

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

[ ]      TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from________to________

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

                             454 South Anderson Road
                         Rock Hill, South Carolina 29730
                                  803.327.6790
 (Address and phone number of principal executive offices and place of business)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by section q2, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes X   No __

                         APPLICABLE TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of February 28,
2002 is 13,185,194.

                     ADVA INTERNATIONAL INC. AND SUBSIDIARY

                                  FORM 10-QSB

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
   Consolidated Balance Sheet as of September 30, 2001
      and March 31, 2001...................................................... 3
   Consolidated Statements of Operations for the Three
      Months Ended September 30, 2001 and 2000, the Six
      Months ended September 30, 2001 and 2000, and the
      cumulative period April 2, 1998 (inception) through
      September 30, 2001...................................................... 5
   Consolidated Statements of Changes in Stockholders'
      Equity (Deficiency)..................................................... 6
   Consolidated Statements of Cash Flows for the Three
      Months Ended September 30, 2001 and 2000 and the
      cumulative period April 2, 1998 (inception) through

PART II. OTHER INFORMATION

Item 2. Changes in Securities................................................ 12

Item 6. Exhibits and Reports on Form 8-K..................................... 12

SIGNATURES................................................................... 12

Forward Looking Statements

When used in this Form 10-QSB, the words "may", "might", "will", "should",
"could", "expect(s)", "plan(s)", "intend(s)", "anticipate(s)", "believe(s)",
"estimate(s)", "predict(s)", "potential", or "continue(s)" or the negative of such terms and other comparable terminology are intended to identify
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, our history of operating losses, limited access to capital, demand for our products and services, dilution from issuance of additional shares, newly developing technologies, loss of permits, conflicts of interests in related party transactions, regulatory matters, the occurrence of events not covered by insurance, a substantial increase in interest rates, protection of technology, lack of industrial standards, raw material commodity pricing, the ability to receive bid awards, the inability to implement our growth strategy, the inability to maintain key employees, the effects of competition and our ability to obtain additional financing. Such factors, which are discussed in
"The Plan Of Operation" and the notes to condensed consolidated financial statements, could affect the Company's financial performance and could cause the
Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot and do not guarantee future results, levels of activity, performance or achievements. See "Plan of Operation".

Item 1.     Financial information

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                                      Sept. 30,      March 31,
                                                        2001           2001
--------------------------------------------------- ------------   ------------
                                                     (Unaudited)
Assets

Current assets
     Cash and cash equivalents                      $    123,180   $    961,483
     Accounts receivable, other                               46           -
     Prepaid expenses                                     39,417         56,500
--------------------------------------------------- ------------   ------------

Total current assets                                     162,643      1,017,983

Furniture and equipment, net
   of accumulated depreciation                            23,814           -
   of $1,863

Software                                                 271,937        200,000

Deferred financing costs, net
   of accumulated amortization
   of $312,958 and $221,155                              604,542        696,345

Deposit                                                    2,979          2,979
--------------------------------------------------- ------------   ------------

Total assets                                        $  1,065,915   $  1,914,328
--------------------------------------------------- ------------   ------------

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                                      Sept. 30,      March 31,
                                                        2001           2001
--------------------------------------------------- ------------   ------------
                                                     (Unaudited)

Liabilities and Stockholders' (Deficiency)

Current liabilities
   Accrued transaction and creditor payables        $        560   $    300,000
   Accrued professional fees                             270,490        147,267
   Accrued interest                                       99,558         49,400
   Accounts payable and accrued expenses, other           62,244         27,742
   Due to officer                                         36,324         33,515
--------------------------------------------------- ------------   ------------

Total current liabilities                                469,179        557,924

Long-term debt                                         1,500,000      1,500,000
--------------------------------------------------- ------------   ------------

Total liabilities                                      1,969,179      2,057,924

Commitments (Note 3, 4)

Stockholders' (deficiency)
   Class A preferred stock, no par value
      Authorized 4,000 shares, none issued                  -              -
   Class B preferred stock, no par value
      Authorized 6,000 shares, none issued                  -              -
   Common stock, $.001 par value
      Authorized 20,000,000 shares
      Issued and outstanding 13,185,194 shares            13,185         13,185
   Additional paid-in capital                          1,937,815      1,937,815
   (Deficit) accumulated during the
      development stage                               (2,854,264)    (2,094,596)

Total stockholders' (deficiency)                        (903,264)      (143,596)
--------------------------------------------------- ------------   ------------

Total liabilities and stockholders' (deficiency)    $  1,065,915   $  1,914,328
--------------------------------------------------- ------------   ------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statement of Operations

                                                                                             Cumulative
                                                                                                 Period
                                                                                               April 2,
                                                                                                   1998
                                                                                            (Inception)
                                       Three Months Ended           Six Months Ended            through
                                            Sept. 30,                   Sept 30,               Sept.30,
                                       2001          2000          2001          2000              2001
---------------------------------- ------------  ------------  ------------  ------------  ------------
                                    (Unaudited)                 (Unaudited)                 (Unaudited)

Sales, license fees                $       -     $       -     $       -     $       -     $      8,848

Operating expenses
   Salary and employee related           64,723        27,537       115,334        55,062       463,064
   General and administrative           221,858        65,699       481,682        82,123     1,017,839
   Expenses related to merger             5,000        73,203        25,336       181,763       990,278
---------------------------------- ------------  ------------  ------------  ------------  ------------

Total operating expenses                291,581       166,441       622,352       318,948     2,471,181
---------------------------------- ------------  ------------  ------------  ------------  ------------

(Loss) from operations                 (291,581)     (166,411)     (622,352)     (318,948)   (2,462,697)
---------------------------------- ------------  ------------  ------------  ------------  ------------

Other income (expense)
   Miscellaneous income                    -             -             -             -            1,305
   Interest (expense), Officer           (1,558)         -           (2,808)         -          (11,029)
   Interest (expense), debt             (70,818)      (57,276)     (141,961)     (108,905)     (413,925)
   Interest income                        1,905         5,101         7,453         8,751        32,082
---------------------------------- ------------  ------------  ------------  ------------  ------------

Total other (expense)                   (70,471)      (52,175)     (137,316)     (100,154)     (391,567)
---------------------------------- ------------  ------------  ------------  ------------  ------------

Net (loss)                             (362,052)     (218,616)     (759,668)     (419,102)   (2,854,264)
---------------------------------- ------------  ------------  ------------  ------------  ------------

Basic and diluted loss per share          (0.03)        (0.02)        (0.06)        (0.04)        (0.26)
---------------------------------- ------------  ------------  ------------  ------------  ------------

Weighted average shares
  outstanding                        13,185,194    12,468,750    13,185,194    11,959,622    11,010,073
---------------------------------- ------------  ------------  ------------  ------------  ------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                                                                  (Deficit)                  Total
                                                                                 Accumulated                 Stock
                                                                     Additional  During the     Stock        Holders'
                          Preferred Stock         Common Stock         Paid-In   Development Subscription    Equity
                          Shares   Amount      Shares      Amount      Capital     Stage      Receivable  (Deficiency)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------

Balance, April 2, 1998
 (inception)                 -    $    -            -    $     -    $       -    $      -    $       -    $       -

Common stock issued,
 May 14, 1998                -         -           1,000         10      300,990        -         (1,000)      300,000

Net (loss)                   -         -            -          -            -       (287,851)        -        (287,851)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------

Balance, March 31, 1999      -         -           1,000         10      300,990    (287,851)     (1,000)       12,149

Original issue discount
 arising from options
 granted in connection
 with debt, Jan. 14,
 1998                        -         -            -          -         900,000        -            -         900,000
 2000

Net (loss)                   -         -            -          -            -       (339,034)        -        (339,034)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------

Balance, March 31, 2000      -         -           1,000         10    1,200,990    (626,885)     (1,000)      573,115

Common stock issued,
 May 17, 2000                -         -              13       -         300,000        -            -         300,000

Stock options exercised,
 May 17, 2000                -         -             176          2      449,998        -            -         450,000

Recapitalization,
 March 2, 2001               -         -      13,184,005     13,173      (13,173)       -            -            -

Receipt of stock
 subscription, March 2,
 2001                        -         -            -          -            -           -          1,000         1,000

Net (loss)                   -         -            -          -            -     (1,467,711)               (1,467,711)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------

Balance, March 31, 2001      -         -      13,185,194     13,185    1,937,815  (2,094,596)        -        (143,596)

Net (loss) (unaudited)       -         -                                            (759,668)                 (759,668)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------

Balance, September 30,
  2001                       -    $    -      13,185,194 $   13,185 $  1,937,815  (2,854,264)        -        (903,264)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------

          See accompanying notes to consolidated financial statements.

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statement of Cash Flows

                                                                                 Cumulative
                                                                                     Period
                                                                                   April 2,
                                                                                       1998
                                                                                (Inception)
                                                      Six Months Ended              through
                                                          Sept. 30,               Sept. 30,
                                                     2001           2000               2001
------------------------------------------------ ------------  -------------   -------------
                                                  (Unaudited)                   (Unaudited)
Cash Flows from operating activities
   Net (loss)                                    $   (759,668) $    (419,102)  $  (2,854,264)
   Adjustments to reconcile net (loss)
    to net cash (used in)
      Operating activities
        Amortization of deferred finance costs         91,802         91,539         312,957
        Depreciation                                    1,863           -              1,863
      Changes in assets and liabilities
        Accounts receivable                               (46)          -                (46)
        Prepaid expenses                               17,083        (29,000)        (39,417)
        Deposits                                       (2,979)          -             (2,979)
        Accrued transaction and creditor             (299,440)          -                560
        Accounts payable and accrued expenses         207,886       (168,138)        432,295
------------------------------------------------ ------------  -------------   -------------

Net cash (used in) operating expenses                (743,499)      (524,701)     (2,149,031)
------------------------------------------------ ------------  -------------   -------------

Cash flows from investing activities
   Software and related costs                         (71,936)          -           (271,936)
   Purchase of furniture and equipment                (25,677)          -            (25,677)
   Replacement from (loan to) officer                   2,809         (7,379)         36,324
------------------------------------------------ ------------  -------------   -------------

Net cash (used in) investing activities               (94,804)        (7,379)       (261,289)
------------------------------------------------ ------------  -------------   -------------

Cash flows from financial activities
   Proceeds from long-term debt, net of
     finance fees                                        -           390,000       1,482,500
   Proceeds from stock issuance and subscription         -           750,000       1,051,000
------------------------------------------------ ------------  -------------   -------------

Net cash provided by financing activities                -         1,140,000       2,533,500
------------------------------------------------ ------------  -------------   -------------

Net (decrease) increase in cash and cash
  equivalents                                        (838,303)       607,920         123,180

Cash and cash equivalents at the beginning
  of the period                                       961,483        183,492            -
------------------------------------------------ ------------  -------------   -------------

Cash and cash equivalents at the end of period        123,180        791,412         123,180
------------------------------------------------ ------------  -------------   -------------

Non cash activity
   During the year ended March 31, 2000, the Company incurred $900,000 in non-cash deferred finance charges from options for common stock issued with debt. The amount was credited to additional paid-in capital.
--------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Notes to Consolidated Balance Sheets

1.    Basis of        The consolidated Financial statements are unaudited and
      Presentation    include the accounts of ADVA International Inc. ("ADVA")
                      and its wholly owned subsiderary Global Information Group
                      USA, Inc. ("GIG"). All significant inter-company accounts
                      and transactions have been eliminated in consolidation.

                      In the opinion of management, all adjustments (consisting
                      of normal recurring accruals) have been made which are
                      necessary to present fairly the financial position of the
                      company as of September 30, 2001, and the results of its
                      operations for the three months period ended September 30,
                      2001 and 2000. The results of operations experienced for
                      the three month period ended September 30, 2001 are not
                      necessarily indicative of the results to be experienced
                      for the fiscal year ending March 31, 2002.

                      The statements and related notes have been prepared
                      pursuant to the rules and regulations of the Securities
                      and Exchange Commission. Accordingly, certain information
                      and footnote disclosures normally included in financial
                      statements prepared in accordance with generally accepted
                      accounting principles have been omitted pursuant to such
                      rules and regulations. The accompanying notes should
                      therefore be read in conjunction with the Company's March
                      31, 2001 annual financial statements. The Company may find it necessary to amend certain information after auditing
                      of the consolidated Financial Statements is performed.

2.    Business        From April 2, 1998 (inception) to March 31, 2000, the
      Operations      Company maintained operations in the Netherlands and in
                      April 2000 moved all operations to the United States. The
                      Company is in the development stage and planned principle
                      operations have only commenced since June 30, 2001.

                      The Company develops and markets 3D graphics applications
                      software running on the Linux and UNIX operating systems.
                      The Company's present software product is believed to be
                      the only complete 3D solid modeling, animation and
                      rendering system currently available on the Linux OS. The
                      Company's software has been designed for use by digital
                      media professionals in the production of film and video
                      special effects, animation, computer-aided design and
                      scientific visualization, Internet web site and print
                      graphics, game development and virtual television. Since
                      acquiring the software and the underlying source code in
                      February 2000, the Company has been enhancing the
                      software, performing market research and developing
                      marketing plans for sales of the software to users in the
                      3D graphics applications market.

                      The Company's success will depend in part on its ability
                      to obtain patents and product license rights, maintain
                      trade secrets, and operate without infringing on the
                      proprietary rights of others, both in the United States
                      and other countries. There can be no assurance that
                      patents issued to or licensed by the Company will not be
                      challenged, invalidated, or circumvented, or that the
                      rights granted there under will provide proprietary
                      protection or competitive advantages to the Company.

                      The Company has no significant operating history and, from
                      April 2, 1998 (inception) to September 30, 2001, has
                      generated a net loss of $2,854,264. This loss has been
                      financed by proceeds from equity and debt issuances.

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Notes to Consolidated Balance Sheets

                      New debt and equity issuances are expected to provide near term working capital until earnings from operations can
                      support the company. There can be no assurance that
                      management will be successful in its efforts to attract
                      such capital.

                      An interest payment to investors due in August 2001 was
                      not made. Negotiations to revise the terms of this loan
                      and future interest payments have been undertaken and are
                      currently ongoing. There is no assurance the Company will
                      be successful in these negotiations and failure to do so
                      may result in a default of the terms of the loan
                      agreements. For more details on the loan agreements,
                      please refer to the Form 8K filed on March 2, 2001.

3.    Employment      In January 2000, GIG entered into an employment agreement
      and             with the Chief Executive Officer that provides for
      Consulting      payments of $110,000 per year along with certain other
      Agreements      benefits in exchange for defined services to be performed
                      by the employee. The agreement is not for a specific term
                      and may be terminated by either party at any time.

                      On May 1, 2001, GIG entered into an employment agreement
                      with George Down to serve as President of GIG for a
                      minimum of one year, providing payments of $125,000 per
                      year along with certain other benefits.

                      On April 23, 2001, the Board of Directors granted an
                      Incentive Stock Option (see Note 4) to the President of
                      GIG who is also a Director of both ADVA and GIG to
                      purchase 100,000 shares of ADVA common stock in connection with the employment agreement with GIG. ADVA's Board of
                      Directors approved the option on April 23, 2001. The
                      incentive stock option will vest annually in four equal
                      increments commencing April 23, 2001. The exercise price,
                      $1.75 per share, was set at the closing price of the
                      common stock on the grant date.

                      On May 1, 2001, the Company entered into a one-year
                      contractual agreement with a consultant to act as Chief
                      Financial Advisor to the Company. The agreement provides
                      for payment of $4,300 monthly, and is cancelable on thirty days notice by the consultant or the Company. The Company
                      also granted an Incentive Stock Option (see note 4) to
                      acquire 25,000 shares of common stock which vests in equal quarterly increments beginning August 1, 2001. This
                      agreement was ratified by the ADVA Board of Directors on
                      August 17, 2001

                      On December 1, 2001, the Chief Financial Advisor resigned
                      his position on thirty days notice as per his contract. As of January 1, 2001 the Company has no formal CFO. The
                      former Chief Financial Advisor has remained available for
                      consultation and continues to work for the Company on a
                      limited basis.

                      On September 1, 2001 the Company entered into an agreement with a consultant to become Director of Software
                      Development for GIG at an annual salary of $85,000. On
                      December 1, 2001, the employee terminated his employment
                      with the Company but he continues to work for GIG as a
                      consultant.

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Notes to Consolidated Balance Sheets

4.    ADVA            On August 17, 2001, the Board of Directors in
      Outside         consideration for advisory and consultant services
      Director        rendered to Global Information Group USA Inc., granted
      Options         Ruud A.M. Pruijm a Non-Qualified Stock Option for 10,000
                      shares for an option price of $1.25 per share.

                      Outside Directors of ADVA, in lieu of other compensation,
                      received stock option grants for Board Meeting attendance
                      as follows:
                      Ronald G Moyer                 1,500
                      Ruud A.M. Pruijm                 750
                      Philip L. van Wijngaarden        750
                      C. Roger Jones                   750
                      Michael Tolson                *2,000

                      * Options granted as newly elected board member.

 5.   ADVA            The Company, at its August 17, 2001 Board of Directors
      Stock Option    meeting "authorized the 2001 Stock Option Plan and further
      Plan            authorized to set aside 1,400,000 shares of the common
                      stock of the Company for sale and issuance to the
                      executives and key employees of the Company and its
                      subsidiaries and affiliates in accordance with the terms
                      of the Plan".

                      Options granted under the plan are Incentive Stock Options or Non-Qualified Stock Options and are granted at a price
                      equal to the fair market value of the Company's common
                      stock at the date of grant.  In addition, no Incentive
                      Stock Option may be granted to an employee owning directly or indirectly stock having more than 10% of the total
                      combined voting power of all classes of stock of the
                      Company unless the exercise price is set at not less than
                      110% of the fair market value of the shares subject to
                      such Incentive Stock Option on the date of the grant and
                      such Incentive Stock Option expires not later than five
                      years from the date of grant.

                      Generally, the Incentive Stock Options and Non-Qualified
                      Stock Options have terms of ten years from the date of
                      grant. On each anniversary date of grant, the options vest in increments of 20%. The options become fully vested and
                      exercisable four years from the date of grant.
                      Notwithstanding the preceding, the board of directors
                      determines the terms of options granted on a case-by-case
                      basis. See Note 3, 4 for options granted during the
                      quarter ended September 30, 2001, and options subsequently expected to be approved.

                      The 2001 ADVA Stock Option Plan was approved by a majority of shareholders at the annual meeting on September 26,
                      2001.

6.    Director        On September 26, 2001, the slate of Directors proposed by
      Changes         management was approved by a majority of the shareholders
                      of ADVA International Inc. to include Anthony E. Mohr,
                      George L. Down, Ruud AM Pruijm, C. Roger Jones and Michael
                      Tolson. Earlier the same day, Philip van Wijngaarden
                      resigned as a Director of ADVA International citing a
                      lack of adequate time needed to devote to his
                      responsibilities as Director. The Board has not yet moved
                      to fill the vacancy left by his departure.

Item 2.     Plan of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Our short-term objectives are to raise additional operating funds through a mixture of paid in capital and or loans. With anticipated additional funding, the Company expects to continue further software development on Linux, Unix and other software platforms. We further anticipate executing multiple software license and joint venture agreements in the 3D graphics technology space.

Our long- term objectives are to generate increasing revenues in four areas: the
Linux end user market; the 3D animation and production markets through software licensing and joint venture partnerships; the licensing of the Company's technology to developers of Computer-Aided Design (CAD) tools and finally, sales of 3D tools to CAD end users.

During the Quarter ended September 30, 2001, ADVA suffered a loss from operations of $291,581. We funded our operating losses during this period through a combination of long-term debt and the private sale of shares of our common stock.

During the year ended March 31, 2001, we generated operating losses of
$1,253,445. We funded these operating losses during this period through a combination of low interest long-term debt and the private sale of shares of our common stock.

We do not have available credit, bank financing or other external sources of funding. Due to historical operating losses, our operations have not generated positive cash flow. In order to obtain capital we may need to sell additional shares of common stock and/or borrow funds through loan agreements from private lenders, some of which may take the form of a Convertible loan. There is no assurance if we do receive a loan we will be able to pay this money back to the lender prior to its due date, thus having to convert the loan to stock. The
Company is actively seeking fresh capital from a pool of accredited investors, some of which are existing investors.

Based upon an anticipated infusion of capital via loans, paid in capital raised via the sale of stock plus anticipated revenue from joint venture agreements with hardware and software manufacturers in the 3D, Animation and CAD marketplaces, we believe we will have adequate funds to meet our projected cash needs through Fiscal Year 2003.

However, should we not receive the anticipated infusion of capital, and or not execute anticipated agreements with hardware and software manufacturers, the
Company will incur additional revenue losses and may be forced to cease operations. No assurances can be given at this time as to the availability of the new funding, the terms thereof, or the execution of revenue generating agreements.

Going forward, we have reduced our total number of employees to two, now relying on outside vendors and consultants for many of the Company's operations. Should new operating capital becomes available, the Company anticipates the immediate re-hiring or contracting of certain former employees.

ADVA recently changed its fiscal year to March 31 to coincide with GIG.

ADVA and GIG recently relocated their corporate headquarters from Columbia,
South Carolina and New York, respectively, to Rock Hill, SC in order to reduce costs.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

The information required to be included in item 2 of Part II of this Form 10-QSB was previously reported in ADVA's most current report on Form 10-QSB filed June
30, 2001

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        None.

(b)     Reports on Form 8-K

        No reports on 8-K have been filed during the quarter covered by this report.

                                   Signatures

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly signed.

                                             /s/ Anthony E. Mohr
                                             ---------------------

                                             Anthony E. Mohr
                                             CEO and President

Date: 03/01/02

