Form 10QSB
period 2001-12-31
ADVA INTERNATIONAL INC
filed 2002-03-06
CIK 807732

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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

                     ADVA INTERNATIONAL INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
   Consolidated Balance Sheet as of December 31, 2001
     and March 31, 2001.....................................................   3
   Consolidated Statements of Operations for the Three
     Months Ended September 30, 2001 and 2000, the Nine
     Months ended December 31, 2001 and 2000, and the
     cumulative period April 2, 1998 (inception) through
     December 31, 2001......................................................   5
   Consolidated Statements of Changes in Stockholders'
     Equity (Deficiency)....................................................   6
   Consolidated Statements of Cash Flows for the Three
     Months Ended September 30, 2001 and 2000 and the
     cumulative period April 2, 1998 (inception) through

PART II. OTHER INFORMATION

Item 2. Changes in Securities...............................................  12

Item 6. Exhibits and Reports on Form 8-K....................................  12

SIGNATURES..................................................................  12

Forward Looking Statements

When used in this Form 10-QSB, the words "may", "might", "will", "should",
"could", "expect(s)", "plan(s)", "intend(s)", "anticipate(s)", "believe(s)",
"estimate(s)", "predicts", "potential", or "continue(s)" or the negative of such terms and other comparable terminology are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, our history of operating losses, limited access to capital, demand for our products and services, dilution from issuance of additional shares, newly developing technologies, loss of permits, conflicts of interests in related party transactions, regulatory matters, the occurrence of events not covered by insurance, a substantial increase in interest rates, protection of technology, lack of industrial standards, raw material commodity pricing, the ability to receive bid awards, the inability to implement our growth strategy, the inability to maintain key employees, the effects of competition and our ability to obtain additional financing. Such factors, which are discussed in
"The Plan Of Operation" and the notes to condensed consolidated financial statements, could affect the Company's financial performance and could cause the
Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot and do not guarantee future results, levels of activity, performance or achievements. See "Plan of Operation".

Item 1.     Financial information

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                                       Dec. 31,      March 31,
                                                         2001          2001
--------------------------------------------------- ------------   ------------
                                                     (Unaudited)
Assets

Current assets
   Cash and cash equivalents                        $     18,664   $    961,483
   Accounts receivable, other                                 46           -
   Prepaid expenses                                       33,167         56,500
--------------------------------------------------- ------------   ------------

Total current assets                                      51,877      1,017,983

Furniture and equipment, net
   of accumulated depreciation
   of $1,863                                              22,099           -

Software                                                 320,436        200,000

Deferred financing costs, net of
  accumulated amortization
  of $312,958 and $221,155                               558,641        696,345

Deposit                                                    2,979          2,979
--------------------------------------------------- ------------   ------------

Total assets                                        $    956,032   $  1,914,328
--------------------------------------------------- ------------   ------------

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                                      Dec. 31,       March 31,
                                                        2001           2001
--------------------------------------------------- ------------   ------------
                                                     (Unaudited)

Liabilities and Stockholders' (Deficiency)

Current liabilities
   Accrued transaction and creditor payables        $        560   $    300,000
   Accrued professional fees                             312,234        147,267
   Accrued interest                                      125,086         49,400
   Accounts payable and accrued expenses, other           50,537         27,742
   Due to officer                                         37,882         33,515
--------------------------------------------------- ------------   ------------

Total current liabilities                                526,299        557,924

Long-term debt                                         1,585,000      1,500,000
--------------------------------------------------- ------------   ------------

Total liabilities                                      2,111,299      2,057,924

Commitments (Note 3, 4)

Stockholders' (deficiency)
   Class A preferred stock, no par value
      Authorized 4,000 shares, none issued                  -              -
   Class B preferred stock, no par value
      Authorized 6,000 shares, none issued                  -              -
   Common stock, $.001 par value
      Authorized 20,000,000 shares
      Issued and outstanding 13,185,194 shares            13,185         13,185
   Additional paid-in capital                          1,937,815      1,937,815
   (Deficit) accumulated during the development
     stage                                            (3,106,267)    (2,094,596)

Total stockholders' (deficiency)                      (1,155,267)      (143,596)
--------------------------------------------------- ------------   ------------

Total liabilities and stockholders' (deficiency)    $    956,032   $  1,914,328
--------------------------------------------------- ------------   ------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statement of Operations

                                                                                             Cumulative
                                                                                                 Period
                                                                                               April 2,
                                                                                                   1998
                                                                                            (Inception)
                                       Three Months Ended           Six Months Ended            through
                                            Dec. 31,                    Dec. 31,               Dec. 31,
                                       2001          2000          2001          2000              2001
---------------------------------- ------------  ------------  ------------  ------------  ------------
                                    (Unaudited)                 (Unaudited)                 (Unaudited)

Sales, license fees                $       -     $       -     $       -     $       -     $      8,484

Operating expenses
   Salary and employee related           63,995        29,998       179,329        85,060       527,059
   General and administrative           110,027        88,540       591,709       170,663     1,127,866
   Expenses related to merger             5,000        84,411        30,336       266,174       995,278
---------------------------------- ------------  ------------  ------------  ------------  ------------

Total operating expenses                179,022       202,949       801,374       521,897     2,650,203
---------------------------------- ------------  ------------  ------------  ------------  ------------

(Loss) from operations                 (179,022)     (202,949)     (801,374)     (521,897)   (2,641,719)
---------------------------------- ------------  ------------  ------------  ------------  ------------

Other income (expense)
   Miscellaneous income                    -             -             -             -            1,305
   Interest (expense), Officer           (1,558)         -           (4,366)         -          (12,587)
   Interest (expense), debt             (71,429)      (57,276)     (213,390)     (166,181)     (485,355)
   Interest income                            7         6,139         7,460        14,840        32,089
---------------------------------- ------------  ------------  ------------  ------------  ------------

Total other (expense)                   (72,980)      (51,137)     (210,296)     (151,291)     (464,547)
---------------------------------- ------------  ------------  ------------  ------------  ------------

Net (loss)                             (252,002)     (254,086)   (1,011,670)     (673,188)   (3,106,267)
---------------------------------- ------------  ------------  ------------  ------------  ------------

Basic and diluted loss per share          (0.02)        (0.02)        (0.08)        (0.05)        (0.28)
---------------------------------- ------------  ------------  ------------  ------------  ------------

Weighted average shares
  outstanding                        13,185,194    12,468,750    13,185,194    12,376,266    11,155,081
---------------------------------- ------------  ------------  ------------  ------------  ------------

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

Original issue discount
  arising from options
  granted in connection
  with debt, Jan. 14,
  1998                       -         -            -          -         900,000        -            -         900,000
  2000

Net (loss)                   -         -            -          -            -       (339,034)        -        (339,034)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------

Balance, March 31, 2000      -         -           1,000         10    1,200,990    (626,885)     (1,000)      573,115

Common stock issued,
  May 17, 2000               -         -              13       -         300,000        -            -         300,000

Stock options exercised,
  May 17, 2000               -         -             176          2      449,998        -            -         450,000

Recapitalization,
  March 2, 2001              -         -      13,184,005     13,173      (13,173)       -            -            -

Receipt of stock
  subscription, March 2,
  2001                       -         -            -          -            -           -          1,000         1,000

Net (loss)                   -         -            -          -            -     (1,467,711)               (1,467,711)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------

Balance, March 31, 2001      -         -      13,185,194     13,185    1,937,815  (2,094,596)        -        (143,596)

Net (loss) (unaudited)       -         -                                          (1,011,671)               (1,011,671)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------

Balance, September 30,
  2001                       -    $    -      13,185,194 $   13,185 $  1,937,815  (3,106,267)        -      (1,115,267)
------------------------ -------- --------  ------------ ---------- ------------ ----------- ------------ ------------
          See accompanying notes to consolidated financial statements.

                                         ADVA INTERNATIONAL AND SUBSIDIARY
                                         (A Development Stage Enterprise)

                                       Consolidated Statement of Cash Flows

                                                                                 Cumulative
                                                                                     Period
                                                                                   April 2,
                                                                                       1998
                                                                                (Inception)
                                                      Nine Months Ended             through
                                                          Dec. 31,                 Dec. 31,
                                                     2001           2000               2001
------------------------------------------------ ------------  -------------   -------------
                                                  (Unaudited)                   (Unaudited)
Cash Flows from operating activities
   Net (loss)                                    $ (1,011,671) $    (673,188)  $  (3,106,267)
   Adjustments to reconcile net (loss) to
    net cash (used in)
     Operating activities
       Amortization of deferred finance costs         137,703        137,441         358,859
       Depreciation                                     3,578           -              3,578
     Changes in assets and liabilities
       Accounts receivable                                (46)          -                (46)
       Prepaid expenses                                23,333        (29,000)        (33,167)
       Deposits                                        (2,979)          -             (2,979)
       Accrued transaction and creditor              (299,440)          -                560
       Accounts payable and accrued expenses          263,449       (272,850)        487,857
------------------------------------------------ ------------  -------------   -------------

Net cash (used in) operating expenses                (886,073)      (837,597)     (2,291,605)
------------------------------------------------ ------------  -------------   -------------

Cash flows from investing activities
   Software and related costs                        (120,436)          -           (320,436)
   Purchase of furniture and equipment                (25,677)          -            (25,677)
   Replacement from (loan to) officer                   4,367         (7,379)         37,882
------------------------------------------------ ------------  -------------   -------------

Net cash (used in) investing activities              (141,746)        (7,379)       (308,231)
------------------------------------------------ ------------  -------------   -------------

Cash flows from financial activities
   Proceeds from long-term debt, net of
     finance fees                                      85,000        390,000       1,567,500
   Proceeds from stock issuance and subscription         -           750,000       1,051,000
------------------------------------------------ ------------  -------------   -------------

Net cash provided by financing activities              85,000      1,140,000       2,618,500
------------------------------------------------ ------------  -------------   -------------

Net (decrease) increase in cash
  and cash equivalents                               (942,819)       295,024          18,664

Cash and cash equivalents at the beginning
  of the period                                       961,483        183,492            -
------------------------------------------------ ------------  -------------   -------------

Cash and cash equivalents at the end of period         18,664        478,516          18,664
------------------------------------------------ ------------  -------------   -------------

Non cash activity
   During the year ended March 31, 2000, the Company incurred $900,000 in non-cash deferred finance charges from options for common stock issued with debt. The amount was credited to additional paid-in capital.
--------------------------------------------------------------------------------

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

                       In the opinion of management, all adjustments (consisting
                       of normal recurring accruals) have been made which are
                       necessary to present fairly the financial position of the
                       company as of December 31, 2001, and the results of its
                       operations for the three months period ended December 31,
                       2001 and 2000. The results of operations experienced for
                       the three month period ended December 31, 2001 are not
                       necessarily indicative of the results to be experienced
                       for the fiscal year ending March 31, 2002.

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
                       The Company's present software product believed to be the
                       only complete 3D solid modeling, animation and rendering
                       system currently available on the Linux OS. The Company's
                       software has been designed for use by digital media
                       professionals in the production of film and video special
                       effects, animation, computer-aided design and scientific
                       visualization, Internet web site and print graphics, game
                       development and virtual television. Since acquiring the
                       software and the underlying source code in February 2000,
                       the Company has been enhancing the software, performing
                       market research and developing marketing plans for sales
                       of the software to users in the 3D graphics applications
                       market.

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

                       The Company has no significant operating history and,
                       from April 2, 1998 (inception) to December 31, 2001, has
                       generated a net loss of $3,106,267. This loss has been
                       financed by proceeds from equity and debt issuances.

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

                       On November 27, 2001, an aggregate total of $85,000 was
                       advanced to the Company in the form of a simple loan by
                       private lenders. The instrument bears an interest rate of
                       7.5% compounded annually. The Board of Directors approved
                       the terms of the loan on February 23, 2002.

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
                       The incentive stock option will vest annually in four
                       equal increments commencing on April 23, 2001. The
                       exercise price, $1.75 per share, was set at the closing
                       price of the common stock on the grant date.

                       On May 1, 2001, the Company entered into a one-year
                       contractual agreement with a consultant to act as Chief
                       Financial Advisor to the Company. The agreement provides
                       for payment of $4,300. monthly, and is cancelable on
                       thirty days notice by the consultant or the Company. The
                       Company also granted an Incentive Stock Option (see note
                       4) to acquire 25,000 shares of common stock which vests
                       in equal quarterly increments beginning August 1, 2001.
                       This agreement was ratified by the ADVA Board of
                       Directors on August 17, 2001

                       On December 1, 2001, the Chief Financial Advisor resigned
                       his position on thirty days notice as per his contract.
                       As of January 1, 2001 the Company has no forma CFO. The
                       former Chief Financial Advisor has remained available for
                       consultation and continues to work for the Company on a
                       limited basis.

                       On September 1, 2001 the Company entered into an
                       agreement with a consultant to become Director of
                       Software Development for GIG at an annual salary of
                       $85,000. On December 1, 2001, the employee terminated his
                       employment with the Company and continues to work for GIG
                       as a consultant.

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

                       Outside Directors of ADVA, in lieu of other compensation
                       received stock option grants for Board Meeting attendance
                       as follows:
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

5.    ADVA             The Company, at its August 17, 2001 Board of Directors
      Stock Option     meeting "authorized the 2001 ADVA Stock Option Plan and
      Plan             further authorized to set aside 1,400,000 shares of the
                       common stock of the Company for sale and issuance to the
                       executives and key employees of the Company and its
                       subsidiaries and affiliates in accordance with the terms
                       of the Plan".

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

Our short-term objectives are to raise additional operating funds through a mixture of paid in capital and loans. With anticipated additional funding we expect to continue further software development on Linux, Unix and other software platforms. We further anticipate executing multiple software licensing and joint venture agreements in the 3D graphics technology space.

Our long- term objectives are to generate increasing revenues in four areas: the
Linux end user market; the 3D animation and production markets through software licensing and joint venture partnerships; The licensing of the Company's technology to developers of Computer-Aided Design (CAD) tools and finally, sales of 3D tools to CAD end users.

During the Quarter ended December 31, 2001, ADVA suffered a loss from operations of $179,022. We funded our operating losses during this period through a combination of long-term debt and the private sale of shares of our common stock.

During the year ended March 31, 2001, we generated operating losses of
$1,253,445. We funded these operating losses during this period through a combination of low interest long-term debt and the private sale of shares of our common stock.

We do not have available credit, bank financing or other external sources of funding. Due to historical operating losses, our operations have not generated positive cash flow. In order to obtain capital we may need to sell additional shares of common stock and/ or borrow funds through loan agreements from private lenders, some of which may take the form of a Convertible loan. There is no assurance if we do receive a convertible loan we will be able to pay this money back to the lender prior to its due date, thus having to convert the loan to stock. The Company is actively seeking fresh capital from a pool of accredited investors, some of which are existing investors.

Based upon the anticipated combination of an infusion of capital through low interest loans, convertible to stock after one year, paid in capital raised through the sale of additional stock plus anticipated revenue from joint venture agreements with hardware and software manufacturers in the 3D, Animation and CAD marketplaces, we believe we will have adequate funds to meet our projected cash needs through 2003.

However, should we not receive an anticipated infusion of capital, and or not execute anticipated agreements with hardware and software manufacturers, the
Company will incur additional revenue losses and may be forced to cease operations. No assurances can be given at this time as to the availability of the new funding, the terms thereof, or the execution of revenue generating agreements.

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

                                                 /s/ Anthony E. Mohr
                                                 ----------------------
                                                 Anthony E. Mohr
                                                 CEO and President

Date: 03/01/02

