Form 10QSB/A
period 2001-09-30
ADVA INTERNATIONAL INC
filed 2002-07-15
CIK 807732

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                  FORM 10-QSB/A

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

[ ]     TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from________to________

                         Commission file number 0-16341

                             ADVA International Inc.
                 (Name of small business issuer in its charter)

           Delaware                                      16-1284228
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                     ADVA INTERNATIONAL INC. AND SUBSIDERARY

                                  FORM 10 -QSB

                                      INDEX

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
   Consolidated Balance Sheet as of September 30, 2001
        and March 31, 2001.....................................................3
   Consolidated Statements of Operations for the Three
        Months Ended September 30, 2001 and 2000, the
        six months ended September 30, 2001 and 2000,
        and the cumulative period April 2, 1998
        (inception) through September 30, 2001.................................5
   Consolidated Statements of Changes in Stockholders'
        Equity (Deficiency) for the cumulative period
        April 2, 1998, (inception) through September 30, 2001..................6
   Consolidated Statements of Cash Flows for the Six
        Months Ended September 30, 2001 and 2000 and the
        cumulative period April 2, 1998 (inception) through

PART II. OTHER INFORMATION

Item 2. Changes in Securities.................................................12

Item 6. Exhibits and Reports on Form 8-K......................................12

SIGNATURES....................................................................12

Forward Looking Statements

When used in this Form 10-QSB, the words "may", "might", "will", "should",
"could", "expect(s)", "plan(s)", "intend(s)", "anticipate(s)", "believe(s)",
"estimate(s)", "predict(s)", "potential", or "continue(s)" or the negative of such terms and other comparable terminology are intended to identify
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to economic conditions, changes in laws or regulations, our history of operating losses, limited access to capital, demand for our products and services, dilution from issuance of additional shares, newly developing technologies, loss of permits, conflicts of interests in related party transactions, regulatory matters, the occurrence of events not covered by insurance, a substantial increase in interest rates, protection of technology, lack of industrial standards, raw material commodity pricing, the ability to receive bid awards, the inability to implement our growth strategy, the inability to maintain key employees, the effects of competition and our ability to obtain additional financing. Such factors, which are discussed in
"The Plan Of Operation" and the notes to condensed consolidated financial statements, could effect the Company's financial performance and could cause the
Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot and do not guarantee future results, levels of activity, performance or achievements. See "Plan of Operation".

Item 1.  Financial information
-------  ---------------------

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                                  Sept. 30,          March 31,
                                                    2001               2001
                                               -------------      -------------
                                                (Unaudited)
Assets

Current assets
     Cash and cash equivalents                  $  123,180         $  961,483
     Accounts receivable, other                         46               -
     Prepaid expenses                               39,417             56,500
-------------------------------------------------------------------------------
Total current assets                               162,643          1,017,983
                                                 -----------       -----------
Furniture and equipment, net of
    accumulated depreciation                        23,814               -
      of $1,863

Software                                           271,937            200,000

Deferred financing costs, net of
accumulated amortization                           604,542            696,345
     of $312,958 and $221,155

Deposit                                              2,979              2,979
-------------------------------------------------------------------------------

Total assets                                  $  1,065,915       $  1,914,328
-------------------------------------------------------------------------------

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                                         Sept. 30,            March 31,
                                                           2001                 2001
                                                      --------------      --------------
                                                       (Unaudited)

Liabilities and Stockholders' (Deficiency)

Current liabilities
     Current maturities of long term debt             $  1,500,000              -
     Accrued transaction and creditor payables               -              $  300,000
     Accrued professional fees                             270,490             147,267
       Accrued interest                                     99,558              49,400
       Accounts payable and accrued expenses, other         62,244              27,742
    Due to officer                                          36,324              33,515
-----------------------------------------------------------------------------------------

Total current liabilities                                1,969,619             557,924

Long-term debt                                               -               1,500,000
-----------------------------------------------------------------------------------------

Total liabilities                                        1,969,619           2,057,924
                                                        -----------        ------------
Commitments (Note 3, 4)

Stockholders' (deficiency)
     Class A preferred stock, no par value                                                            -                    -
         Authorized 4,000 shares, none issued
     Class B preferred stock, no par value                                                            -                    -
         Authorized 6,000 shares, none issued
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 13,185,194 shares                                                13,185               13,185
     Additional paid-in capital                                                               1,937,815            1,937,815
     (Deficit) accumulated during the development stage                                     (2,854,264)          (2,094,596)

Total stockholders' (deficiency)                                                              (903,264)            (143,596)
------------------------------------------------------------- --------------------- -------------------- --------------------
------------------------------------------------------------- --------------------- -------------------- --------------------

Total liabilities and stockholders' (deficiency)                                    $         1,065,915           $1,914,328
------------------------------------------------------------- --------------------- -------------------- --------------------
-------------------------------------------------------------

                                                                 See accompanying notes to consolidated financial statements

                                         ADVA INTERNATIONAL AND SUBSIDIARY
                                         (A Development Stage Enterprise)

                                       Consolidated Statement of Operations

                                                                                                                   Cumulative
                                                                                                                       Period
                                                                                                                     April 2,
                                                                                                                         1998
                                                                                     Six Months Ended             (Inception)
                                                      Three Months                       Sept 30,                     through
                                                          Ended                    2001                              Sept.30,
                                                        Sept. 30,             2000                                       2001
                                                     2001              2000
--------------------------------------------
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
                                             (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)

Sales, license fees                          $           -   $           -    $           -   $               $         8,484
                                             -

Operating expenses
     Salary and employee related                     64,723           27,537         115,334          55,062          463,064
     General and administrative                     221,858           65,699         481,682          82,123        1,017,839
       Expenses related to merger                     5,000           73,203          25,336         181,763          990,278
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

Total operating expenses                            291,581          166,441         622,352         318,948        2,471,181
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
-------------------------------------------- --------------- ---------------- ---------------                 ----------------

(Loss) from operations                            (291,581)        (166.411)       (622,352)       (318,948)      (2,462,697)
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

Other income (expense)
     Miscellaneous income                                 -                -               -               -            1,305
     Interest (expense), Officer                    (1,558)                -         (2,808)               -         (11,029)
     Interest (expense), debt                      (70,818)         (57,276)       (141,961)       (108,905)        (413,925)
     Interest income                                  1,905            5,101           7,453           8,751           32,082
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

Total other (expense)                              (70,471)         (52,175)       (137,316)       (100,154)        (391,567)
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

Net (loss)                                       $(362,052)       $(218,616)      $(759,668)      $(419,102)     $(2,854,264)
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

Basic and diluted loss per share                    $(0.03)          $(0.02)         $(0.06)         $(0.04)          $(0.24)
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------

Weighted average shares outstanding              13,185,194       12,468,750      13,185,194      11,959,622       11,726,517
-------------------------------------------- --------------- ---------------- --------------- --------------- ----------------
------------------------------------------------------------------------------------------------------------------------------

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

                        Additional         During the                 Stock
Holders'
                                                                   Preferred Stock                       Common
                                               Stock                  Paid-In                                                 Development     Subscription             Equity
---------------------------------------------------- --------------- --------------- -------------- --------------- -------------- --------------- -------------- ---------------

Balance, April 2, 1998 (inception)                                -  $           -               -  $               $           -  $           -   $              $
                                                                                                    -                                              -              -
Common stock issued, May 14,                                      -               -          1,000                        300,990               -
1998                                                                                                            10                                       (1,000)         300,000
                                                                  -               -              -                              -       (287,851)
Net (loss)                                                                                                       -                                             -       (287,851)
---------------------------------------------------- --------------- --------------- -------------- --------------- -------------- --------------- -------------- ---------------
---------------------------------------------------- --------------- --------------- -------------- ---------------

Balance, March 31, 1999                                           -               -          1,000              10        300,990       (287,851)        (1,000)          12,149

Original issue discount arising from options                      -               -              -              -                               -              -         900,000
  granted in connection with debt, Jan. 14, 1998                                                                    900,000
  2000

Net (loss)                                                        -               -              -               -              -       (339,034)              -       (339,034)
---------------------------------------------------- --------------- --------------- -------------- --------------- -------------- --------------- -------------- ---------------
---------------------------------------------------- --------------- --------------- -------------- --------------- -------------- --------------- -------------- ---------------

Balance, March 31, 2000                                           -               -          1,000              10      1,200,990       (626,885)        (1,000)         573,115

Common stock issued, May 17, 2000                                 -               -             13               -        300,000               -              -         300,000

Stock options exercised, May 17, 2000                             -               -            176               2        449,998               -              -         450,000

Recapitalization, March 2, 2001                                   -               -     13,184,005          13,173       (13,173)               -              -               -

Receipt of stock subscription, March 2, 2001                      -               -              -               -              -               -          1,000           1,000

Net (loss)                                                        -                              -               -              -     (1,467,711)                    (1,467,711)
                                                                     -
---------------------------------------------------- --------------- --------------- -------------- --------------- -------------- --------------- -------------- ---------------
---------------------------------------------------- --------------- --------------- -------------- --------------- -------------- --------------- -------------- ---------------

Balance, March 31, 2001                                           -               -     13,185,194          13,185      1,937,815     (2,094,596)              -       (143,596)

Net (loss) (unaudited)                                            -               -                                                     (759,668)                      (759,668)
---------------------------------------------------- --------------- --------------- -------------- --------------- -------------- --------------- -------------- ---------------
---------------------------------------------------- --------------- --------------- -------------- --------------- -------------- --------------- -------------- ---------------

Balance, September 30, 2001 (Unaudited)                           -            $  -     13,185,194         $13,185     $1,937,815    $(2,854,264)              -      $(903,264)
---------------------------------------------------- --------------- --------------- -------------- --------------- -------------- --------------- -------------- ---------------
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    See accompanying notes to consolidated financial statements.
                                                            Shares         Amount              Shares
Amount                                                              Capital                  Stage
Receivable    Deficiency)

                                         ADVA INTERNATIONAL AND SUBSIDIARY
                                         (A Development Stage Enterprise)

                                       Consolidated Statement of Cash Flows

                                                                                                                  Cumulative
                                                                                                                      Period
                                                                                                                    April 2,
                                                                                                                        1998
                                                                                                                 (Inception)

                                                  Six Months Ended through

                                                    Sept. 30, Sept . 30,

2001                        2000                      2001
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)          (Unaudited)
   (Unaudited)
Cash Flows from operating activities
   Net (loss)                                                        $                  $       (419,102)  $
    Adjustments to reconcile net (loss) to net cash (used in)        (759,668)                             (2,854,264)
         Operating activities
                Amortization of deferred finance costs                                             91,539
                Depreciation                                                    91,802                  -            312,957
         Changes in assets and liabilities                                       1,863                                 1,863
                Accounts receivable                                                                     -
                Prepaid expenses                                                  (46)           (29,000)               (46)
                Deposits                                                        17,083                  -           (39,417)
                Accrued transaction and creditor payables                      (2,979)                  -            (2,979)
                Accounts payable and accrued expenses                        (299,440)          (168,138)                560
                                                                               207,886                               432,295
-------------------------------------------------------------------- ------------------ ------------------ ------------------
-------------------------------------------------------------------- ------------------ ------------------ ------------------

Net cash (used in) operating expenses                                        (743,499)          (524,701)        (2,149,031)
-------------------------------------------------------------------- ------------------ ------------------ ------------------
-------------------------------------------------------------------- ------------------ ------------------ ------------------

Cash flows from investing activities
       Software and related costs                                             (71,936)                  -          (271,936)
       Purchase of furniture and equipment                                    (25,677)                  -           (25,677)
       Repayment of (loan to) officer                                            2,809            (7,379)             36,324
-------------------------------------------------------------------- ------------------ ------------------ ------------------
-------------------------------------------------------------------- ------------------ ------------------ ------------------

Net cash (used in) investing activities                                       (94,804)            (7,379)          (261,289)
-------------------------------------------------------------------- ------------------ ------------------ ------------------
-------------------------------------------------------------------- ------------------ ------------------ ------------------

Cash flows from financial activities
     Proceeds from long-term debt, net of finance fees                               -            390,000          1,482,500
     Proceeds from stock issuance and subscription                                   -            750,000          1,051,000
-------------------------------------------------------------------- ------------------ ------------------ ------------------
-------------------------------------------------------------------- ------------------ ------------------ ------------------

Net cash provided by financing activities                                            -          1,140,000          2,533,500
-------------------------------------------------------------------- ------------------ ------------------ ------------------
-------------------------------------------------------------------- ------------------ ------------------ ------------------

Net  (decrease) increase in cash and cash equivalents                        (838,303)            607,920            123,180

Cash and cash equivalents at the beginning of the period                       961,483            183,492                  -
-------------------------------------------------------------------- ------------------ ------------------ ------------------
-------------------------------------------------------------------- ------------------ ------------------ ------------------

Cash and cash equivalents at the end of period                                 123,180            791,412            123,180
-------------------------------------------------------------------- ------------------ ------------------ ------------------

Non cash activity
     During the year ended March 31, 2000, the Company incurred $900,000 in non-cash deferred finance charges from options for common stock issued with debt. The amount was credited to additional paid-in capital.
-----------------------------------------------------------------------------------------------------------------------------

                                                        See accompanying notes to consolidated financial statements

                                         ADVA INTERNATIONAL AND SUBSIDIARY
                                         (A Development Stage Enterprise)

                                       Notes to Consolidated Balance Sheets
1.        Basis of                The  consolidated  Financial  statements  are  unaudited  and  include  the  accounts of ADVA
           Presentation           International  Inc.  ("ADVA") and its wholly owned subsidiary  Global  Information Group USA,
                                  Inc. ("GIG").  All significant  inter-company  accounts and transactions have been eliminated in consolidation.

                                  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the company as of
                                  September 30, 2001, and the results of its operations for the three and six months ended
                                  September 30, 2001 and 2000. The results of operations experienced for the six months period ended September 30, 2001 are not necessarily indicative of the results to be experienced for the fiscal year ended March 31, 2002.

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

                                  From April 2, 1998  (inception) to March 31, 2000, the Company  maintained  operations in the
2         Business                Netherlands  and in April 2000 moved all operations to the United  States.  The Company is in
           Operations             the development stage and planned principal operations have not yet commenced.

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

                                   An interest payment to investors due in August 2001 was not made.  Negotiations to revise the terms of this loan and  future  interest  payments  have been  undertaken  and are  currently ongoing.  As a  result,  the  Company  is in  default  under  its  loan  agreements,  and has classified this debt as a current liability.

3.        Employment               In January 2000, GIG entered into an employment  agreement with the Chief  Executive  Officer
           and                     that  provides  for  payments  of  $110,000  per year along with  certain  other  benefits in
         Consulting                exchange for defined  services to be performed by the  employee.  The  agreement is not for a
         Agreements                specific term and may be terminated by either party at any time.

                                   On April 23, 2001, the Board of Directors  granted an Incentive  Stock Option (see Note 5) to
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

                                   On May 1, 2001,  GIG entered into an  employment  agreement  with the  President of GIG for a minimum of one year,  providing  payments  of  $125,000  per year along  with  certain  other benefits.

                                   On May 1, 2001, the Company entered into a one-year  contractual  agreement with a consultant to act as Chief  Financial  Advisor to the  Company.  The  agreement  provides for payment of
                                   $4,300  monthly,  and is cancelable  on thirty days notice by the  consultant or the Company.
                                   The Company also granted an Incentive  Stock Option (see note 5) to acquire  25,000 shares of common stock at $1.25 per share which vests in equal quarterly  increments  beginning  August
                                   1, 2001. This agreement was ratified by the ADVA Board of Directors on August 17, 2001

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

                                         ADVA INTERNATIONAL AND SUBSIDIARY
                                         (A Development Stage Enterprise)

                                       Notes to Consolidated Balance Sheets

4.      ADVA                       On August 17,  2001,  the Board of  Directors in  consideration  for advisory and  consultant
         Outside Director          services rendered to Global  Information  Group USA Inc.,  granted a Director a Non-Qualified
         Options                   Stock Option for 10,000 shares at an option price of $1.25 per share.

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

                                   The Company,  at its August 17, 2001 Board of Directors  meeting  "authorized  the 2001 Stock
 5.     ADVA                       Option Plan and further  authorized to set aside 1,400,000  shares of the common stock of the
         Stock Option Plan         Company for sale and  issuance to the  executives  and key  employees  of the Company and its subsidiaries and affiliates in accordance with the terms of the Plan".

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

                                   Generally, the Incentive Stock Options and Non-Qualified Stock Options have terms of ten years from the date of grant. On each anniversary date of grant, the options vest in increments of 20%. The options become fully vested and exercisable four years from the date of grant. Notwithstanding the preceding, the board of directors determines the terms of options granted on a case -by-case basis.
                                   See Note 3, 4 for options granted during the quarter ended September 30, 2001, and options subsequently expected to be approved.

                                   The 2001 ADVA Stock Option Plan was approved by a majority of shareholders at the annual meeting on September 25, 2001.

                                   The options granted to employees and Directors, as described in notes 3 and 4, were issued prior to stockholder approval of the Stock Option Plan (the "Plan")at exercise  prices exceeding the market value of the common stock on September 26, 2001, the date the "Plan"
                                   was approved by the stockholders. Since there was no increase in market value between the dates issuance and the approval date, no compensation was recorded

                                   On September 26, 2001, the slate of Directors proposed by management was approved by a majority of the shareholders of ADVA International Inc. to include Anthony E. Mohr, George
                                   L. Down, Ruud AM Pruijm, C. Roger Jones and Michael Tolson. Earlier the same day, Philip van
6.     Director                    Wijngaarden resigned as Director of ADVA International citing a lack of adequate time needed
        Changes                    to devote to his responsibilities as Director. The Board has not yet moved to fill the vacancy left by his departure.

Item 2.           Plan of Operations
-------           ------------------

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Our short-term objectives are to raise additional operating funds through a mixture of equity capital and or loans. With anticipated additional funding, the Company expects to continue further software development on
Linux, Unix and other software platforms. We further anticipate executing multiple software license and joint venture agreements in the 3D graphics technology space.

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

We do not have available creditor, bank financing or other external sources of funding. Due to historical operating losses, our operations have not generated positive cash flow. In order to obtain capital we may need to sell additional shares of common stock and/or borrow funds from private lenders, some of which may take the form of a convertible loan. There is no assurance if we do receive a loan we will be able to pay this money back to the lender prior to its due date, thus having to convert the loan to stock. The Company is actively seeking fresh capital from a pool of accredited investors, some of which are existing investors.

Based upon an anticipated infusion of capital via loans, capital raised via the sale of stock plus anticipated revenue from joint venture agreements with hardware and software manufacturers in the 3D, Animation and CAD marketplaces, we believe we will have adequate funds to meet our projected cash needs through Fiscal Year 2002.

However, should we not receive the infusion of capital, and or not execute anticipated agreements with hardware and software manufacturers, the Company will incur additional  losses and may be forced to cease operations. No assurances can be given at this time as to the availability of the new funding, the terms thereof, or the execution of revenue generating agreements.

Going forward, we have reduced our total number of employees to two, now relying on outside vendors and consultants for many of the Company's operations. Should new operating capital becomes available, the Company anticipates the immediate re-hiring or contracting of certain former employees.

                                            PART II. OTHER INFORMATION

Item 2. Changes in Securities

                  None

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

                                                              /s/ Ernst R. Verdonck
                                                              -----------------------------------------------------

                                                              Ernst R. Verdonck
                                                              CEO and President

Date: 07/15/02