Form 10QSB/A
period 2001-12-31
ADVA INTERNATIONAL INC
filed 2002-07-15
CIK 807732

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

                     ADVA INTERNATIONAL INC. AND SUBSIDERARY

                                  FORM 10 -QSB

                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

   Consolidated Balance Sheet as of December 31, 2001
        and March 31, 2001....................................................3

   Consolidated Statements of Operations for the Three
        and Nine Months Ended December 31, 2001 and 2000,
        and the cumulative period April 2, 1998 (inception)
        through December 31, 2001.............................................5

   Consolidated Statements of Changes in Stockholders'
        Equity (Deficiency) for the cumulative period
        April 2, 1998 (inception) through December 31, 2001...................6

   Consolidated Statements of Cash Flows for the nine
        Months Ended December 31, 2001 and 2000 and the
        cumulative period April 2, 1998 (inception)

PART II. OTHER INFORMATION

Item 2. Changes in Securities................................................12

Item 6. Exhibits and Reports on Form 8-K.....................................12

SIGNATURES...................................................................12

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
---------------------------------------------------------------------------------
                                                 (Unaudited)

Assets

Current assets
     Cash and cash equivalents                  $   18,664          $   961,483
     Accounts receivable, other                         46                 -
     Prepaid expenses                               33,167               56,500
---------------------------------------------------------------------------------

Total current assets                                51,877            1,017,983

 Furniture and equipment, net of
      accumulated depreciation of
      $3,578                                        22,099                 -

Software                                           320,436              200,000

Deferred financing costs, net of
      of $358,859 and $221,155                     558,641              696,345

Deposit                                              2,979                2,979
---------------------------------------------------------------------------------

Total assets                                    $  956,032         $  1,914,328
---------------------------------------------------------------------------------

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                                   Dec. 31,            March 31,
                                                     2001                 2001
---------------------------------------------------------------------------------
                                                 (Unaudited)

Liabilities and Stockholders' (Deficiency)

Current liabilities
     Notes payable                               $  85,000        $       -
     Current maturities of long term debt        1,500,000             300,000
     Accrued transaction and creditor
        payables                                       560             147,267
     Accrued professional fees                     312,234              49,400
     Accrued interest                              125,086              27,742
     Accounts payable and accrued expenses,
        other                                       50,537              33,515
     Due to officer                                 37,882
---------------------------------------------------------------------------------

Total current liabilities                        2,111,299             557,924

Long-term debt                                        -              1,500,000
---------------------------------------------------------------------------------

Total liabilities                                2,111,299           2,057,924

Commitments (Note 3, 4)

Stockholders' (deficiency)
     Class A preferred stock, no par value            -                  -
         Authorized 4,000 shares, none issued
     Class B preferred stock, no par value            -                  -
         Authorized 6,000 shares, none issued
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 13,185,194
         shares                                     13,185              13,185
     Additional paid-in capital                  1,937,815           1,937,815
     (Deficit) accumulated during the
        development stage                       (3,106,267)         (2,094,596)

Total stockholders' (deficiency)                (1,155,267)           (143,596)
---------------------------------------------------------------------------------

Total liabilities and stockholders'
        (deficiency)                           $   956,032          $1,914,328
---------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statement of Operations

                                                                                           Cumulative
                                                                                             Period
                                                                                            April 2,
                                                                                              1998
                                           Three Months           Nine Months              (Inception)
                                              Ended                   Ended                  through
                                             Dec. 31,                Dec. 31,                Dec. 31,
                                         2001       2000         2001       2000               2001
--------------------------------------------------------------------------------------------------------
                                     (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Sales, license fees                   $    -      $   -       $    -      $    -     $      8,484

Operating expenses
     Salary and employee related        63,995       29,998      179,329       85,060        527,059
     General and administrative        110,027       88,540      591,709      170,663      1,127,866
     Expenses related to merger          5,000       84,411       30,336      266,174        995,278
---------------------------------------------------------------------------------------------------------

Total operating expenses               179,022      202,949      801,374      521,897      2,650,203
---------------------------------------------------------------------------------------------------------

(Loss) from operations                (179,022)    (202,949)    (801,374)    (521,897)    (2,641,719)
----------------------------------------------------------------------------------------------------------

Other income (expense)
     Miscellaneous income                 -           -             -           -              1,305
     Interest (expense), Officer        (1,558)       -           (4,366)       -            (12,587)
     Interest (expense), debt          (71,429)     (57,276)    (213,390)    (166,181)      (485,355)
     Interest income                         7        6,139        7,460       14,840          32,089
----------------------------------------------------------------------------------------------------------

Total other (expense)                  (72,980)     (51,137)    (210,296)    (151,291)       (464,547)
----------------------------------------------------------------------------------------------------------

Net (loss)                           $(252,002)   $(254,086)  $(1,011,670)   $(673,188)    $(3,106,267)
----------------------------------------------------------------------------------------------------------

Basic and diluted loss per share        $(0.02)      $(0.02)       $(0.08)      $(0.05)         $(0.26)
----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding  13,185,194   12,468,750   13,185,194   12,376,266       11,871,525
-----------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                                                                            (Deficit)                       Total
                                                                                           Accumulated                      Stock
                                                                              Additional   During the       Stock          Holders'
                                      Preferred Stock        Common Stock       Paid-In     Development   Subscription      Equity
                                     shares     Amount     Shares    Amount     Capital        Stage       Receivable     Deficiency
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 2, 1998 (inception)     -       $  -          -     $   -      $   -        $   -          $      -       $     -

Common stock issued, May 14, 1998      -          -        1,000       10       300,990        -              (1,000)       300,000

Net (loss)                             -          -          -         -          -          (287,851)           -         (287,851)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                -          -        1,000       10       300,990      (287,851)        (1,000)        12,149

Original issue discount arising
  from options granted in connection
  with debt, Jan. 14, 1998             -          -          -         -        900,000        -                 -          900,000
  2000

Net (loss)                             -          -          -         -          -          (339,034)           -         (339,034)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                -          -        1,000       10     1,200,990      (626,885)        (1,000)       573,115

Common stock issued, May 17, 2000      -          -           13       -        300,000        -                 -          300,000

Stock options exercised, May 17, 2000  -          -          176        2       449,998        -                 -          450,000

Recapitalization, March 2, 2001        -          -   13,184,005   13,173       (13,173)       -                 -             -

Receipt of stock subscription,
  March 2, 2001                        -          -          -          -         -            -               1,000          1,000

Net (loss)                             -          -          -          -         -        (1,467,711)           -       (1,467,711)
-
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                -          -   13,185,194   13,185     1,937,815    (2,094,596)           -         (143,596)

Net (loss) (unaudited)                 -          -         -           -         -        (1,011,671)           -       (1,011,671)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001 (Unaudited) -        $ -   13,185,194 $ 13,185   $ 1,937,815   $ (3,106,267)          -     $ (1,156,267)
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statement of Cash Flows

                                                                                          Cumulative
                                                                                            Period
                                                                                            April 2,
                                                                                             1998
                                                                                          (Inception)
                                                                  Nine Months Ended         through
                                                                       Dec. 31,             Dec. 31,
                                                                 2001           2000          2001
---------------------------------------------------------------------------------------------------------
                                                               (Unaudited)    (Unaudited)   (Unaudited)
Cash Flows from operating activities
   Net (loss)                                                 $(1,011,671)    $ (673,188)  $(3,106,267)
   Adjustments to reconcile net (loss) to net cash (used in)
        Operating activities
                Amortization of deferred finance costs            137,703        137,441       358,859
                Depreciation                                        3,578           -            3,578                                                                   -
        Changes in assets and liabilities
                Accounts receivable                                   (46)          -              (46)
                Prepaid expenses                                   23,333        (29,000)      (33,167)
                Deposits                                           (2,979)          -           (2,979)
                Accrued transaction and creditor payables        (299,440)          -              560
                Accounts payable and accrued expenses             263,449       (272,850)      487,857

-----------------------------------------------------------------------------------------------------------

Net cash (used in) operating expenses                            (886,073)      (837,597)   (2,291,605)
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
       Software and related costs                                (120,436)          -         (320,436)
       Purchase of furniture and equipment                        (25,677)          -          (25,677)
       Repayment of (loan to) officer                               4,367         (7,379)       37,882
-----------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                          (141,746)        (7,379)     (308,231)
-----------------------------------------------------------------------------------------------------------

Cash flows from financial activities
     Proceeds from long-term debt, net of finance fees             85,000        390,000     1,567,500
     Proceeds from stock issuance and subscription                   -           750,000     1,051,000
-----------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                          85,000      1,140,000     2,618,500
-----------------------------------------------------------------------------------------------------------

Net  (decrease) increase in cash and cash equivalents            (942,819)       295,024        18,664

Cash and cash equivalents at the beginning of the period          961,483        183,492          -
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at the end of period                     18,664        478,516        18,664
-----------------------------------------------------------------------------------------------------------

Non cash activity
    During the year ended March 31, 2000, the Company incurred $900,000 in non-cash deferred finance charges from options for common stock issued with debt.
The amount was credited to additional paid-in capital.
----------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Notes to Consolidated Balance Sheets

1. Basis of Presentation

The consolidated Financial statements are unaudited and
include the accounts of ADVA International Inc. ("ADVA") and its wholly owned subsiderary Global Information Group USA, Inc. ("GIG"). All significant inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the company as of December 31, 2001, and the results of its operations for the three and nine months ended December 31, 2001 and 2000. The results of operations experienced for the nine months ended December 31, 2001 are not necessarily indicative of the results to be experienced for the fiscal year ended March 31, 2002.

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

2. Business Operations

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

An interest payment to investors due in August 2001 was not made. Negotiations to revise the terms of this loan and future interest payments have been undertaken and are currently ongoing. As a result, the Company is in default under its loan agreements and has classified the debt as a current liability.

On November 27, 2001, an aggregate total of $85,000 was advanced to the Company in the form of a loan by several individual lenders. The instruments bear an interest rate of 7.5% compounded annually.

3. Employment and Consulting Agreements

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

4. ADVA Outside Director Options

On August 17, 2001, the Board of Directors in consideration for advisory and consultant services rendered to Global Information Group USA Inc., granted a
Director a Non-Qualified Stock Option for 10,000 shares at an option price of
$1.25 per share.

Outside Directors of ADVA, in lieu of other compensation received stock option grants for Board Meeting attendance as follows:

        Ronald G Moyer          1,500
        Ruud A.M.Pruijm           750
        Philip L.van Wijngaarden  750
        C.Roger Jones             750
        Michael Tolson         *2,000

* Options granted as newly elected board member.

5. ADVA Stock Option Plan

The Company, at its August 17, 2001 Board of Directors meeting "authorized the
2001 ADVA Stock Option Plan and further authorized to set aside 1,400,000 shares of the common stock of the Company for sale and issuance to the executives and key employees of the Company and its subsidiaries and affiliates in accordance with the terms of the Plan."

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

Generally, the Incentive Stock Options and Non-Qualified Stock Options have terms of ten years from the date of grant. On each anniversary date of grant, the options vest in increments of 20%. The options become fully vested and exercisable four years from the date of grant. Notwithstanding the preceding, the board of directors determines the terms of options granted on a case
-by-case basis. See Note 3, 4 for options granted during the nine months ended
December 31, 2001.

The 2001 ADVA Stock Option Plan was approved by a majority of shareholders at the annual meeting on September 25, 2001.

The options granted to employees and Directors as described in notes 3 and 4 were issued prior to stockholder approval of the Stock Option Plan (the
"Plan")at exercise prices exceeding the market value of the common stock on
September 26, 2001, the date the "Plan" was approved by the stockholders. Since there was no increase in market value between the date's issuance and the approval date, no compensation was recorded.

6. Director  Changes

On September 26, 2001, the slate of Directors proposed by management was approved by a majority of the shareholders of ADVA International Inc. to include Anthony
E. Mohr, George L. Down, Ruud AM Pruijm, C. Roger Jones and Michael Tolson. Earlier
the same day, Philip van Wijngaarden resigned as Director of ADVA International citing a lack of adequate time needed to devote to his responsibilities as Director.
The Board has not yet moved to fill the vacancy left by his departure.

                                       10

Item 2.           Plan of Operations
-------           ------------------

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form
10-QSB/A.

Our short-term objectives are to raise additional operating funds through a mixture of equity capital and loans. With anticipated additional funding we expect to continue further software development on Linux, Unix and other software platforms. We further anticipate executing multiple software licensing and joint venture agreements in the 3D graphics technology space.

Our long- term objectives are to generate increasing revenues in four areas: the
Linux end user market; the 3D animation and production markets through software licensing and joint venture partnerships; The licensing of the Company's technology to developers of Computer-Aided Design (CAD) tools and finally, sales of 3D tools to CAD end users.

During the Quarter and nine months ended December 31, 2001, ADVA suffered a loss from operations of $179,022 and $801,374 respectively. We funded our operating losses during these periods through a combination of proceeds from long-term debt and the remaining proceeds from the private sale of shares of our common stock.

During the year ended March 31, 2001, we generated operating losses of
$1,253,445. We funded these operating losses during this period through a combination of low interest long-term debt and the remaining proceeds from the private sale of shares of our common stock.

We do not have available creditor, bank financing or other external sources of funding. Due to historical operating losses, our operations have not generated positive cash flow. In order to obtain capital we may need to sell additional shares of common stock and/ or borrow funds from private lenders, some of which may take the form of a Convertible loan. There is no assurance if we do receive a convertible loan we will be able to pay this money back to the lender prior to its due date, thus having to convert the loan to stock. The Company is actively seeking fresh capital from a pool of accredited investors, some of which are existing investors.

Based upon the anticipated combination of an infusion of capital through low interest loans, convertible to stock after one year, capital raised through the sale of additional stock plus anticipated revenue from joint venture agreements with hardware and software manufacturers in the 3D, Animation and CAD marketplaces, we believe we will have adequate funds to meet our projected cash needs through 2002.

However, should we not receive an infusion of capital, and or not execute anticipated agreements with hardware and software manufacturers, the Company will incur additional losses and may be forced to cease operations. No assurances can be given at this time as to the availability of the new funding, the terms thereof, or the execution of revenue generating agreements.

Going forward, we have reduced our total number of employees to two, now relying on outside vendors and consultants for many of the Company's operations. Should new operating capital becomes available, the Company anticipates the immediate re-hiring or contracting of certain former employees.

                                       11

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

                   None

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits

                  None

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

                                                 /s/ Ernst R. Verdonck
                                                ----------------------------
                                                     Ernst R. Verdonck
                                                     CEO and President

Date: 07/15/02