Form 10KSB
period 2002-03-31
ADVA INTERNATIONAL INC
filed 2002-07-15
CIK 807732

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002.

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


                                 (803) 327-6790
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
  -----------------------            -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB: / /

         State issuer's revenues for its most recent fiscal year.  - 0 -
                                                                   -----

         The aggregate market value of the voting stock held by non-affiliates of the issuer, based upon the closing sale price of the Common Stock on July 12, 2002 as reported by the National Association of Securities Dealers "Other OTC" quotation service was approximately $13,185. Shares of the Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. YES:  X    NO:   .
                                                                   ---      ---

         As of March 31, 2002, the issuer had 13,185,194 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: No documents, or portions of documents, are incorporated herein by reference except for certain previously filed exhibits identified in Part III, Item 13.

                    The Exhibit Index is located on Page 72.

                             ADVA International Inc.

                                Table of Contents

                                                                                                               Page
                                                                                                               ----
GLOSSARY.........................................................................................................4

PART I...........................................................................................................7
    Item 1.     Description of Business..........................................................................7
    Item 2.     Description of Properties.......................................................................35
    Item 3.     Legal Proceedings...............................................................................36
    Item 4.     Submission of Matters to a Vote of Security Holders.............................................36

PART II.........................................................................................................37
    Item 5.     Market for Common Equity and Related Stockholder Matters........................................37
    Item 6.     Plan of Operation...............................................................................38
    Item 7.     Financial Statements............................................................................40
    Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................................40

PART III........................................................................................................41
    Item 9.     Directors and Executive Officers of the Registrant..............................................41
    Item 10.    Executive Compensation..........................................................................44
    Item 11.    Security Ownership of Certain Beneficial Owners and Management..................................46
    Item 12.    Certain Relationships and Related Transactions..................................................48
    Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................52

PART F/S........................................................................................................56

EXHIBIT INDEX...................................................................................................76

                                    Glossary

         Set forth below are definitions of certain specialized terms found in this Report.

         Cluster: A number of individual computers and/or processors linked via a communications network which process data as a single, shared computing resource.

         Collaborative Product Design Management ("cPDm"): The use of interactive software to enable designers, engineers or architects to design, test and visualize new projects collaboratively across the enterprise over local networks or via the Internet. The improvement in "time-to-market" and corresponding decrease in costs realized by utilizing these tools have made this market one of the fastest growing in the CAD/CAM industry.

         Component-based Software Development: The use of existing ready-made and "off-the-shelf" source code modules (also known as "objects") to enhance existing software or use as the basis of a new product. Often, the typical component utilized is the Kernel (see below) but may also be a module which delivers a certain set of features such as lighting or rendering.

         Component Technology Marketing: The sale of pre-built, ready-to-use modules of compatible source code to companies which employ Component-based Software Development strategies.

         Computer Aided Design ("CAD"): A combination of hardware and software that enables engineers and architects to design everything from furniture to the space station. Until the mid 1980's, all CAD systems were specially constructed computers. CAD software that runs on general-purpose workstations and personal computers is now widely available.

         Computer Aided Manufacture ("CAM"): Computer systems that analyze CAD models and product designs and convert them into usable data which then drives the machinery which manufactures the actual product.

         Computer Aided Engineering ("CAE"): Computer systems that analyze engineering designs and convert them into usable 3D models. CAE systems test a design under a variety of conditions to see if it will function as expected under real-world conditions.

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

         GNU General Public License - ("GNU" pronounced "guh-NEW"): The license under which the Linux(R) operating system ("Linux(R) OS") is written and distributed. The terms of the license provide, among others, that the source code of the Linux(R) OS is freely distributed and available to the general public. "GNU" is a recursive acronym, which stands for "GNU's not UNIX(R)".

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

         Solid Modeling: A method of modeling used primarily in the CAD market in which solid shapes or primitives (such as cubes or spheres) are added to or subtracted from one another, or modified to create a resulting solid shape. In solid modeling, single objects of high complexity can be created through a series of simple steps. Compare Polygonal Modeling in which polygonal surfaces are used to construct the modeled object.

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

                                     PART I

Item 1.  Description of Business

Introduction

         On March 2, 2001, ADVA International Inc. ("ADVA"), Biotel, Inc. ("Biotel"), Global Information Group USA, Inc. ("GIG" or the "Company") and the stockholders of GIG (the "Stockholders") consummated a transaction pursuant to an Agreement of Stock Exchange dated June 19, 2000, as amended (the "Agreement"). Under the terms of the Agreement, the Stockholders exchanged all the issued and outstanding shares of GIG owned by them and received in return an aggregate of 12,468,750 shares of ADVA common stock, par value $0.001 ("Common Stock"), representing a 94.57% equity interest in ADVA (the "Stock Exchange"). GIG accordingly became a wholly owned subsidiary of ADVA. The remaining ADVA shares continued to be owned by the then-current stockholders of ADVA.

         ADVA functions as a holding company. Currently, its primary asset is all of the outstanding common stock of GIG. Accordingly, unless otherwise indicated or the context otherwise requires, use of the terms "Company", "we", "our" or "us" in this Report refers to GIG.

Recent Important Developments

         During the second quarter of fiscal year 2002, management began to implement its short term strategy and endeavored to build out the staff and infrastructure required to achieve its goals as set forth in the Form 10-KSB for the fiscal year ended March 31, 2001. In order to grow the Company rapidly and to take advantage of anticipated market opportunities, management began to explore new sources of operating capital to fund the Company for the next three to four quarters, or until anticipated revenues could help defray the cost of expansion. Although the Company had previously anticipated the ability to operate without an additional infusion of capital during fiscal 2003, both management and certain of the Company's major shareholders underestimated the legal and accounting costs associated with concluding the merger between ADVA and GIG, and the financial demands of ADVA's operating as a publicly traded company on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTCBB"). Management also believed that there was a window of opportunity available for the Company's technology-driven marketing advantages and that accelerating development and marketing activities would have a positive effect on long term results. Furthermore, management could not have predicted the rapid decline in the availability of investment capital for technology companies and other events witnessed during mid-late 2001.

         These combined factors had a severely negative impact on the Company's cash position and its ability to follow through on its planned development and marketing activities. Furthermore, management had to devote significant time to seeking new capital.

         Despite the increasingly negative posture that the capital markets took towards technology investments in 2001, the Company, during August and early September 2001, had received indications of interest from certain existing shareholders for additional capital to be infused during the Fall of 2001, thus enabling the Company to move forward as previously planned. Unfortunately, the events of September 11, 2001 and related incidents negatively affected this new funding. In November 2001 the Company was only able to attract $85,000 in loans from individuals and finance companies. The notes evidencing these loans contemplate the possible conversion of the loan principal and accrued interest into ADVA Common Stock at a price of $0.70 per share during the first year the loans are outstanding. Conversion is subject to certain conditions, including the prior approval of ADVA's board of directors. Given the differential between the current market price for ADVA Common Stock and the conversion rate, ADVA considers the possibility of conversion (which would be subject to varous conditions) to be remote. These funds were applied to overhead and other payments to maintain the Company at a subsistence level.

         Further fundraising efforts both in the United States and overseas proved fruitless. Despite the efforts of management to attract new funding, the lack of funding, combined with the Company's mounting debt to both our vendors and lenders, forced management to make the difficult decision to reduce costs to a subsistence level and cease all non-vital operations. For all intents and purposes the Company substantially reduced operating activities in December of 2001.

         The negative effects of this lack of funding were significant throughout the period from December 2001 through May 2002. During this period, many of the Company's key vendors were not paid in a timely manner, including our outside legal counsel and independent accountants. The Company was forced to terminate all staff working on technology development, marketing and sales. The remaining employees did not draw salaries for several months. Management directed the available funds to such expenses as office rent, utilities and other expenses required to keep the Company viable.

         In the ensuing months, the lowest possible level of activity was carried on to maintain only the most essential activities, such as maintaining the Company's website. At the same time the remaining management continued to seek new funding. Unable to timely file our quarterly reports with the SEC, ADVA common stock was delisted from the OTCBB effective January 2, 2002. Furthermore, the Company was forced to default on several of its obligations with its primary creditors. Due in part to the lack of funds and in part because of the changing insurance industry outlook after September 11, 2001, the Company was unable to renew its directors and officers liability insurance policy and the subsequent increase in possible exposure was instrumental in the decision by two of our directors and our then-CFO to resign.

         These financial difficulties negatively impacted virtually every aspect of the Company's intended business plans. We were forced to cease the re-development of the GIG3DGO software for the entertainment animation market on Linux(R) as well as the GIGVIZ product for the industrial/CAD market. Furthermore, several growing and pending technology and marketing relationships with important technology companies abruptly ended. These and other factors caused by our lack of funding, such as the suspension of all marketing and sales activities, subsequently rendered the Company incapable of generating sales or reaching any of its revenue targets for fiscal year 2002.

         During the period between January and April 2002, the remaining management continued to attempt to raise funding while negotiating with creditors to keep ADVA solvent until further funding could be attracted. In April 2002, the Board of Directors decided that it would be in the best interests of the shareholders to effect significant changes in the management of ADVA.

         As a result, in return for a possible funding which could reach $2,000,000 over 24 months (as to which no assurance can be given) and an immediate bridge loan of $500,000; GIG founder Anthony Mohr, effective May 1, 2002, agreed to step down as the Chief Executive Officer and President of ADVA and be replaced by Mr. Ernst Verdonck for an interim period of six months. Mr. Mohr agreed to continue to provide services to ADVA and the Company as a consultant on strategic matters. The President of GIG also resigned and was engaged as a consultant, while the Board appointed Mr. Verdonck as Chief Executive Officer, Chief Financial Officer and as a Director. Mr. Mohr's Termination Agreement and subsequent Consulting Agreement require ADVA to repay in four installments all outstanding loans, accrued interest, reimbursement of expenses and back pay made by Mr. Mohr to the Company over the last three years, which amount to $96,663.

         These efforts to secure additional funding resulted in securing a loan of $500,000 for ADVA which has been used primarily to pay down outstanding obligations to creditors. As a direct result of these actions, Dr. Ruud A.M. Pruijm, who disagreed with the changes proposed by the Board, resigned from ADVA's board of directors.

         One of the new management team's first actions was to negotiate with the creditors and establish payment schedules to allow work to commence on critical issues. These negotiations have resulted in payment plans with all of the Company's creditors and agreements with our two primary debt holders allowing ADVA to defer all accrued and accruing interest payments from the commencement date of our loans (February 2, 2000) through July 1, 2003. Based on the current burn rate and payment of outstanding obligations, management believes that the current cash position is sufficient to carry the Company through August 2002.

         Management is actively seeking additional funding and is working to restructure the Company's business plan and goals to attract new funding within the next 45 days. ADVA hired a consultant with a background in investor relations to assist us the goal of raising new funds. In order to become more attractive to potential investors, ADVA has:

         o Restructured the management team and Board of Directors

         o Brought current all required SEC filings

         o Entered into payment plans with all outstanding creditors

         o Re-directed the Company's business strategy towards a more limited, less costly market plan which we anticipate will generate revenues faster while requiring less new operating capital during the next two years.

         We are confident that the above changes and our move to market GIG's technology advantages to a more focused market will enhance our ability to attract sufficient capital to operate the Company over the next two years, although no assurance can be given. In order to obtain this funding, the Company must:

         o Present a viable business plan with a clear path to profitability within the next 18-24 months

         o Return the ADVA's stock to trading on the OTCBB

         o Create a healthy environment for ADVA's common stock to trade and increase the float of its common stock

         o Register the shares of ADVA common stock of the stockholders who obtained their shares in the Share Exchange of March 2, 2001

         o Show movement towards profitable operations.

         If the Company fails to achieve these goals over the next two quarters, it is possible that sufficient new funding will not be forthcoming and the Company may have to cease operations.

         For historical information and background on GIG and ADVA, see "GIG's Historical Background" and "ADVA's Historical Background" elsewhere in this Report.

Business Overview

         We develop and market applications software running on the Linux(R) and UNIX(R) operating systems (respectively, the "Linux(R) OS" and "UNIX(R) OS"), specifically, a three-dimensional ("3D") solid modeling, animation and rendering system which may be used in the production of film and video special effects, animation, computer-aided design ("CAD") and scientific visualization, website and print graphics, game development and virtual television.

         The Linux(R) OS, which originated when Finnish computer programmer Linus Torvalds rewrote the UNIX(R) OS to run on Intel(R) processors, is "open-source" software, i.e., it can be copied, modified and distributed without any associated fee and with few restrictions. The Linux(R) OS is distributed free on the Internet and provided for a fee when bundled with hardware and/or other software and distributed via established market channels. An international community of programmers in cooperation with industry leaders such as Hewlett-Packard(R), Red Hat(R) (RHAT), SGI(R), IBM(R) and other major computer industry concerns continuously develops, debugs and improves the Linux(R) OS, releasing all improvements to the worldwide developer community under the terms of the GNU General Public License. The stability, high performance, low cost and broad developer support of the Linux(R) OS has established it as the fastest-growing alternative to both Windows(R) and UNIX(R) in the server and desktop/workstation computing markets.

         Although the Linux(R) OS is open source software, applications developers now market a large cross-section of proprietary (not open source) software applications which run on it. For example, Sun Microsystems(R) sells StarOffice(TM), an office suite comparable to and compatible with MS Office(R). At the request of their largest clients, three major developers of 3D animation software directed to the entertainment niche of the Computer Generated Imagery ("CGI") market have ported their applications to run on Linux(R) within the last year. In the industrial CGI market, two of the premier developers of CAD/CAM systems, Parametric Technology Corporation(R) and Hewlett-Packard(R), have recently announced that they will cooperate on the next release of a Linux(R)-optimized version of Pro/ENGINEER(R), one of the most employed CAD/CAM solutions. Again, this development was attributed to the demand of the clients of these companies.

         Although we are considering the feasibility of releasing certain parts of our Linux(R) source code under an open source license, we plan to keep our source code proprietary for the foreseeable future.

         Our software was originally written to run on the UNIX(R) OS. Our software won several awards and was used by high-end CAD/CAE designers and other digital content creators in such companies as the EPIC product design division of Kodak(R), ABC-TV, Endemol Entertainment(R) and the Swarovski Crystal(R) design department, among others.

         In order to access the large existing and growing user base of Hewlett-Packard(R), SGI(R) and SUN Microsystems(R) UNIX(R)-based workstations, we also plan to re-introduce a UNIX(R)-based product in fiscal year 2003, particularly targeting the CAD visualization niche of the 3D graphics market. Despite the recent general downturn across the technology markets, this area has shown significant growth in the period from 2000-2002. The growth in certain areas is projected to continue at a compounded annual rate of 43% through 2005 (see "Strategy" for additional data and supporting research regarding the 3D graphics market).

         The use of 3D solid modeling is fairly universal throughout the CAD technology market and we believe that the ability of our GIGVIZ product to utilize true 3D solid models directly from CAD programs and render them to a photorealistic level is highly advantageous in this market. Given the continued growth of the large, existing base of UNIX(R) users; the continued growth of the CAD market and the advantages our software brings to this market space, we have decided to enhance and diversify our potential revenue streams by marketing our GIGVIZ product in the UNIX(R)-based CAD market as well as the Linux(R) market. We expect to effectuate this largely by selling through the existing and mature CAD reseller channel, via bundling arrangements with software developers and hardware manufacturers and directly to end users over the Internet.

         We are also exploring the development of our products for the Windows(R) and Macintosh(R) operating systems. The functional kernel of the latest version of the Apple(R) operating system (MAC OS-X) is based on UNIX(R) making the porting of GIG technology a simple task when compared to earlier Apple(R) OS versions.

The Technology

         We plan to market to Linux(R) and UNIX(R) users a professional-quality 3D solid modeling and rendering package.

         Our core technology is a 3D graphics, animation and rendering system built upon a 3D Constructive Solid Geometry modeling engine, an important feature since the use of polygonal modeling is considered by many users as less effective for the construction of products or buildings in real world environments. Using a wide range of animation tools, the user can then animate the models. Used in conjunction with solid models, we believe our raytrace renderer to be among the best available in the industry, rendering models to near-photographic quality. For a further description of the product marketing strategy elsewhere in this Report, see "Market Focus."

         The Linux(R) OS has also been ported to the IBM(R)/Motorola(R) Power PC and Compaq(R)/DEC ALPHA chips. We anticipate that this technological development, together with certain re-compiling work to be done on our products, will allow our software to run on over 90% of the world's workstations, desktops and laptops. We are also exploring cost-effective development methods to port our products to run on Apple(R) (MAC OS X) and Windows(R)-based computers.

Historical Background - Technology

         The core of our technology was developed over a period of eight years at an estimated total cost of approximately $15 million by ElectroGIG Nederland BV ("ElectroGIG"), which filed for bankruptcy in 1996. Through a series of transactions, ElectroGIG's technology and intellectual property rights were subsequently transferred to Belport Informatica e Electronicas Importacao e Exportacao Unipessoal LDA a Portuguese company ("Belport"). In February 2000, in exchange for a one-time payment, Belport transferred to the Company all right, title and interest in and to the ElectroGIG technology and other intellectual property, including the software, the source code, copyright, know-how and technology, all trademarks, service marks, logos, logotypes, domain name registrations and other proprietary rights created by ElectroGIG and to which Belport held title. Because the cost of acquisition and porting was a fraction of the total development cost of the technology, we can price our products aggressively in an increasingly competitive market.

The Markets for Our Technology

         The potential market for our products can be broadly defined as the industry which is centered around the creation and delivery of Computer Generated Imagery ("CGI"). For the purposes of this report, the Company further defines two general subdivisions of the CGI industry: Entertainment CGI ("E-CGI") and Industrial-CGI ("I-CGI"):

         o E-CGI is comprised of those digital content creators ("DCCs") whose work is deployed in the creation of special effects and animation for film, video, broadcasting, gaming, internet and virtual television production (a growing subset of broadcasting), and ancillary uses in the entertainment and communications industries.

         o I-CGI is comprised of those DCCs whose work is deployed in the computer design and manufacture of products (CAD/CAM), engineering and architecture (CAE), graphics design, scientific/medical visualization, topographical studies and related ancillary uses in manufacturing and industrial applications.

         Both E-CGI and I-CGI are mature, relatively stable markets which have exhibited growth over the last two decades. However, the market for hardware/software solutions in the I-CGI market has shown greater resilience during economic downturns and is roughly 3-5 times larger in terms of possible revenue generation than the E-CGI market. This is principally due to three factors: (1) many of the largest companies in the I-CGI market have been in business for many more years than their E-CGI counterparts; (2) unlike the newer E-CGI companies, I-CGI companies possess larger legacy user bases; and (3) the evolution from hand-modeling through computer-based 2D drafting to full 3D CAD/CAM has occurred more quickly in the I-CGI market than the corresponding evolution in the E-CGI market. The differential advantage may, however, be expected to level out as the impact of the 3D gaming market, particularly in the area of interactive internet games, continues to grow exponentially over the next decade making the E-CGI market increasingly dominant on a sales basis.

Market Focus

         Although extremely capable of fulfilling many of the demands made of E-CGI software, the Company believes that the most readily exploitable market opportunity exists in the I-CGI market. The Company intends to focus its efforts and resources exclusively on the I-CGI market in the coming quarters.

         Our decision to focus on the I-CGI market is based on the following trends identified in the market for I-CGI software tools and the competitive advantages the Company's products enjoy in addressing these specific trends:

------------------------------------------------------------ ----------------------------------------------------------
                    I-CGI Market Trends                                    Advantages of Our Technology
------------------------------------------------------------ ----------------------------------------------------------

      1. The I-CGI market is moving quickly and completely        The basis of our modeling engine is 3D Constructive
         from 2D to 3D modeling.                                  Solid Geometry. Importing and exporting models in 3D
                                                                  solids is one of the inherent features of our
                                                                  technology.

------------------------------------------------------------      -----------------------------------------------------

      2. Software providers in the I-CGI market are               Our render technology (GIGSTAR) will be suited to
         consolidating into one of three major                    Component Technology development through
         modeling engines and their respective output             compatibility with the three industry leading solid
         formats.  These are increasingly marketed                modeling kernels (ACIS, GraniteOne and Parasolid).
         and supported as part of a Component                     We believe that core compatibility of this type will
         Technology Marketing strategy by their                   yield a potential sales base for GIGVIZ of about 5
         respective companies and used by hundreds of             million users worldwide over the next 2-3 years.
         competing CAD/CAM tool developers.

------------------------------------------------------------      -----------------------------------------------------

      3. The photo-realistic representation of models is          Our ray tracing render algorithm is widely recognized
         required earlier in the industrial design                as one of the best in the world, particularly when
         process to effectively communicate and                   rendering solids and traditionally difficult surfaces
         present concepts at the pre-approval phase.              such a glass, steel, chrome, marble, precious metals,
         Ever more realistic visualization becomes                water and other commonly used design and
         more important at the earliest phases to                 architectural elements. Our advanced textural editing
         secure funding and approval for engineering              system uniquely enhances this advantage over other
         and design projects, both internally and                 solutions available and we plan other enhancements in
         externally.                                              the future.

------------------------------------------------------------      -----------------------------------------------------

OUR PRODUCTS

         Throughout our existence, our UNIX(R) legacy applications as originally developed by ElectroGIG Nederland B.V. have been in use in the market by a limited number of end-users. Since mid-1999, we have sold in a beta version a limited number of copies of our GIG3DGO product on Linux(R). These sales were primarily for testing purposes and resulted in minimal revenue to the Company.

         We have lacked sufficient funding for development and marketing since September 2001, which has delayed our progress to market. We now expect to make available in Winter 2002-2003 our multi-platform render module (GIGSTAR) and the first of our GIGVIZ products for distribution through resellers, original equipment manufacturers and direct through the Internet. Our products will all share certain component technologies and will be built around a multiple-platform strategy, thus making them relatively easy to maintain and/or upgrade as new releases of the operating systems become available. We anticipate that although an evaluation version of GIGVIZ will be bundled with Linux(R) OS releases and made available for Internet download free of charge, subsequent upgrades and products will be competitively priced in light of the advantage of our lower acquisition and development costs. Due to our past experience and changes in the Linux(R) market, we no longer believe that providing our product software free of charge is either necessary or advisable. We expect that after we update to current UNIX(R) releases and resolve certain minor compatibility issues we will commence selling our GIGVIZ product on the UNIX(R) OS at the beginning of calendar year 2003.

                                     GIGVIZ

         GIGVIZ will be marketed as a visualization plug-in that enhances the modeling, lighting and rendering of 3D models constructed in the most popular computer aided design ("CAD") packages and scientific data generation formats presently being utilized. Through direct solid-to-solid compatibility with their existing 3D models, users of CAD packages may use GIGVIZ to import their 3D solid models unchanged and render them to near-photographic quality. A substantial portion of both legacy and currently sold UNIX(R) workstations are employed by the CAD and scientific visualization niches of the 3D graphics market. We plan to market both Linux(R) and UNIX(R) versions of GIGVIZ to users of products running on these operating systems. We further anticipate the rollout of GIGVIZ on Windows(R) and Macintosh OS-X within 12-18 months.

         The Company also plans to provide GIGVIZ licenses on a "timed" or rental basis which will allow end users to dedicate substantial computing power to projects that are often of fixed duration. By purchasing only the rendering power they need for the amount of time necessary, the digital content creator and CAD designer gains greater flexibility to control costs and maximize profits.

                                     GIGSTAR

         GIGSTAR is a raytrace renderer, to be made available as a component technology module which will enable developers of CAD/CAM and other I-CGI software to insert our technology into their offerings as a built-in feature. We anticipate that GIGSTAR will be well-suited to distribute large render projects over a network or cluster of less expensive Linux(R) computers. As rendering is a time-intensive function of computer processing, GIGSTAR on Linux(R) will enable end-users to reduce rendering time at a more cost-effective price. Animations can consist of between 25 - 30 data-rich frames per second of animation. One such frame, depending on its content, can take anywhere from minutes to dozens of hours to render the complex visual effects encompassing the animation's lighting, motion and other variables. The ability to distribute this function over a network of computers reduces the total amount of time necessary to complete the project.

         However, this solution can increase the total cost of the system by a significant factor when using UNIX(R) or Windows(R) computers. By employing a less expensive Linux(R)-based render-dedicated network or cluster (or "render farm"), this increase in system cost can be substantially reduced. We anticipate that the GIGSTAR product will also be priced substantially below competitive products thereby allowing the Linux(R) user to deploy greater render power more cost-effectively. Recent articles in such magazines as CGI and others report that this trend has already begun to take hold in the E-CGI market for the production of such popular films as "Titanic" and "Shrek".

PRODUCT DEVELOPMENT AND MARKETING FOCUS

Component Technology Marketing

         GIGSTAR (Stand-Alone Renderer) will be a universal technology module that facilitates the compatible import/export and rendering of models (including those built in polygon) in CGI environments not previously optimized for these tasks in our software. This engineering project is expected to result in a Component Technology product for licensing to and inclusion in solutions offered by the major CAD/CAM/CAE and architectural solution providers.

         We believe that initial development will require 12-18 man months. Additional development of the platform layer to incorporate additional protocols and make our technology platform-agnostic will enhance its usefulness and compatibility and is expected to be ongoing, as necessary. GIGSTAR development shall be written so as to make it a rendering technology base that can be applied to any 3D solid modeling CAD product as well as those which function in the polygonal-mesh rendering market.

         When written as planned, the code approach to compatibility and optimization should preclude the necessity to invest heavily in continued engineering support for licensees who wish to build GIGSTAR into their solution offerings. Such enhancements as multi-threaded and multi-processor rendering as well as enterprise-wide collaboration are planned to be offered in conjunction with hardware and software development partners at a later date.

         This strategy will be less capital-intensive in the area of marketing because sales will be through licenses in business-to-business environments in which companies integrate our technology into both their product line and their established market channels.

Plug-In Product Marketing

         We plan to develop our GIGVIZ (GIG Visualization) product as a "plug-in" product that will function across multiple operating systems and function compatibly with the three major 3D solid modeling engines (ACIS, GraniteOne and Parasolid). Collectively, these three 3D solid-based formats are employed by over 300 CAD/CAM software developers and are in use by approximately
4.5 million users today. GIGVIZ will be targeted exclusively at those users.

         Development will be phased in by priority, based on the market share held by the three largest-selling CAD modeling applications and their component value to complete solutions in enterprise environments. The architecture of GIGVIZ will allow its seamless integration in existing, mature CAD environments, allowing users to easily employ it within the dynamics of their existing workflow.

         We believe that the unique selling proposition for GIGVIZ is its photo-realistic 3D output which will enhance the early and successful communication of design concepts to both internal (senior management, sales and marketing, focus groups) and external sources (funding sources, advertising agencies, packaging manufacturers, resellers).

         The Company anticipates pricing GIGVIZ at approximately 40% less per license than competitive rendering solutions, which we believe should also contribute to its success in generating revenues. Despite our initial focus on the I-CGI market, additional work on file format compatibility and conversion into polygonal meshes will ensure that GIGVIZ will in the future also be compatible with a wide range of 3D animation software products in the E-CGI market.

         As previously indicated, achieving the above goals is dependent upon additional funding, as to which there can be no assurance.

Product Pricing

         In light of our low cost of acquisition and development and the Company's desire to make rapid gains in market share, we plan to price GIGVIZ and GIGSTAR significantly lower than our competitors' products. In order to present a balanced pricing structure, products will be priced at the same general price points regardless of the operating systems on which they are deployed. Based on extensive market research, we plan to offer our GIGVIZ software at approximately 40% less than the average price of our competitors' offerings in order to build market share as rapidly as possible. GIGSTAR technology license pricing will be negotiated on a company-by-company basis, but we anticipate that these arrangements will result in license agreements providing for royalties to be paid to the Company.

Product Delivery E-Mail Software Keys

         Through a system of password keys, we intend to make our products available to end-users on a "timed" basis for those who may only need the application for certain limited time periods. For example, an end-user with a heavily rendered animation project and a tight deadline may wish only to "rent" a set of GIGVIZ plug-in render licenses for the project at hand. Without the intervention of sales staff, an end-user can then remotely set the time period for the licenses, choose the features needed and pay for the license, using and paying for only the software needed during the time period required by the end-user.

Product Support

         Technical support will be handled primarily through the Internet and out-sourcing to third parties, including the support departments of our partners and resellers. For a small annual fee, end-users will receive access to a member-only intranet which will provide them with direct interaction with technical support staff via instant messaging technology such as ICQ, e-mail support and access to a community of users. Members may log onto topic-specific areas to discuss experiences, "tips and tricks" and other solutions using our software. The discussion pages will also provide content for the "frequently asked questions" section of the website. The site will feature searchable on-line manuals, artwork galleries, bug reporting, "how-to" features and tutorials.

         The site will also feature download and streaming videos of key functions in the software demonstrated by technical staff and experienced end-users. An Internet-based support function will help reduce staff costs thus enabling cost-efficient worldwide support and will allow us to monitor end-user reactions, problems and input to help us identify areas in the software requiring upgrading and/or fixing. We anticipate that these improvements to our website will be on-line in the fourth quarter of fiscal 2003 and we expect to phase in the more advanced functions thereafter. We have experienced significant delays in our website development over the last nine months due to our lack of funding.

Sales and Marketing

         We plan to utilize four main resources as sales channels:

         o The worldwide networks of resellers for our technology and marketing partners;

         o The worldwide networks of Linux(R) and UNIX(R) resellers;

         o Bundling arrangements with hardware manufacturers and software providers; and

         o Direct sales via the Internet on the GIG website and on existing Linux(R) and UNIX(R) Internet shopping sites.

         We plan to market our products and generate interest in our sales channels via:

         o Worldwide trade show marketing in cooperation with Linux(R)/UNIX(R) distributors and hardware manufacturers (e.g., IBM(R), SGI(R), Hewlett-Packard(R), Red Hat(R), SUN(R) and certain Linux(R) distributors);

         o Direct advertising in major CAD and computer graphics periodicals such as Cadence, CADalyst and Computer Graphics Imaging (CGI) magazine; Banner advertising on high-traffic Linux(R) websites such as cadenceweb.com, cadalyst.com, cadinfo.net and others;

         o Free distribution to all colleges, universities and vocational schools with a Linux(R), industrial design or CAD/CAM curriculum;

         o Entering into co-marketing arrangements with market-leading CAD vendors and resellers and Linux(R) companies for seminars, bundling arrangements, trade show participation, etc.;

         o Free distribution of CD-ROMs containing our software releases, tutorials, artwork galleries and marketing materials

         o Our website, which will offer specials, trade show information, training and seminar information, downloadable versions of our software and video advertising.

         Our strategy for plug-in product marketing and sales relies on the construction and maintenance of a global network of regionally mirrored websites combined with FTP sites for efficient software downloads. Furthermore, we will distribute our products via both manufacturer bundles and Linux(R)/UNIX(R) and CAD/CAM resellers and via direct download from the Internet. Once the full software package is in the possession of the end-user, the end-user will be able to work with the basic product free of charge for a limited period of time (an "evaluation" version). Should the end-user desire to purchase product, higher render power, technical support or any other GIG product, our customer-enabled website will allow the end-user to make selections, pay for purchases and receive configured upgrades via e-mail in minutes. We plan to provide all of our software products in this "customer-configurable" manner.

Strategy

         The current products we offer are the first step in our plan to become a developer and marketer of a wide range of Linux(R)-compatible applications. Through association, acquisition and assimilation, we plan to offer a wide range of Linux(R)-compatible and other products within the next two to three years. We believe that the number of potential competitors developing competing quality applications will also increase rapidly over the next three years. Our primary objective is to become the leading provider of low cost, high quality Linux(R) and other 3D graphics and visualization tools for the rapidly expanding market. We plan to exploit our advantages of low development/acquisition cost, time to market and price/performance to gain market share. Concurrently, we are engaged in research to help define enabling technologies and related applications with which to further exploit the existing code stream into new products.

         We have targeted for particular strategic emphasis the growing international market for Linux(R) products and new Linux(R) OS users (and Linux(R) "converts"). This includes potential customers in regions whose markets have not previously been dominated by our major competitors in the market for 3D graphics products running on UNIX(R) or the Windows(R) operating systems. These regions, which include Asia, South America and Eastern Europe, among others, are realizing documented sales gains and showing great promise as emerging markets for many of the Linux(R) OS distributors and 3D hardware/software manufacturers. For example, Autodesk(R) recently sold 10,000 licenses of its premier CAD package to one of the largest state-run companies in the People's Republic of China and both Mandrake Linux(R) and RedHat(R) are garnering increasing sales in Japan, Korea and rest of the Asia-Pacific region. We expect that this growing market will continue to be a primary focus of our 3D graphics sales efforts.

         Our primary focus will initially be on the growing worldwide market demand for the increasingly realistic visualization of 3D graphics from medical, scientific and CAD datasets. Based on our market research, industry commentary, past awards and end-user input, we believe that the Company possesses one of the most photorealistic raytrace rendering systems available today, one which runs across multiple platforms and, due to its modular design, may be converted into a standalone product for direct use with the 3D graphics software offerings of other vendors.

         In the second phase of the Company's growth, we plan to market and develop an expanded roster of application products in the Linux(R) market, initially for the 3D graphics market space. Although the rapid growth of the Linux(R) market has been heretofore largely attributable to increases in the sales of network servers/applications (currently estimated by industry sources to be over 50%) we, as well as many industry professionals, believe the growth in desktop/workstation Linux(R) sales has been limited by a lack of application development for this market. We are researching and negotiating the possible acquisition of the rights to other applications that will be suitable for porting and marketing in the Linux(R) technology space. Since many companies have begun development of Linux(R) products for the desktop and workstation markets, we believe a market is growing for desktop products. See "Competition" for more information on this subject.

         In order for us to succeed, the demand for our existing 3D graphics and new applications must continue to grow. Because we have decided to focus on the CAD/CAM opportunity, the growth of Linux(R) on the desktop is no longer the primary driver of our short-term success although it remains important to our longer term strategy for the Company to become a premier provider of Linux(R)-based solutions. We do, however, expect that our "early adopter" position in the development of Linux(R) applications for the I-CGI market, and indeed in the CGI market overall, will benefit the Company's revenues in the long term. Some of the computer industry's largest players have chosen Linux(R) as an integral part of their strategy across multiple markets. For example, one of the largest providers of advanced CAD/CAM software, Parametric Technology Corp., has recently announced its partnership with Hewlett-Packard(R) ("H-P") to bring its advanced solids-based CAD product (Pro|ENGINEER(TM)) out in a Linux(R) version this year. Further capitalizing on its Linux strategy. H-P CEO Carly Fiorina has recently announced a large installation of hundreds of Linux(R)-based workstations in partnership with Steven Spielberg's DreamWorks(R) Studios, one of the most successful producers of special effects based films in the world. Currently, computer trade sources estimate that market penetration for the Linux(R) OS has met or exceeded that of its much older rival in the desktop space, Apple(R) Computers.

         Based on several independent market research sources, we believe these markets will experience steady growth for the next five years. Jon Peddie Associates, a leading market research firm reporting on the 3D Visualization & Simulation Market (the overall market for our current technology), predicted in late 1999 that the market for 3D tools (including hardware, software and services) will triple in size - growing from an estimated $8.1 billion at the end of 2000 to $24.8 billion by the year 2005.

         Independent market research and recent reports have shown that there has been substantial growth in the CAD market niche of the overall 3D graphics industry in calendar year 2001 with continued growth is projected through 2005. According to figures released in March 2001 by consulting and research firm CIMdata, Inc. ("CIMdata"), the market for CAD tools in collaborative computing environments (commonly referred to as "collaborative Product Definition management" or "cPDm") grew by 62% to reach $2.86 billion in 2000. Investments in software rose to $1.23 billion, exceeding the growth rate for service revenue for the first time in several years. CIMdata forecasts overall cPDm investment to continue at a significant pace over the next five years. The firm also predicts that the cPDm market will exceed $4 billion in 2001 and increase at a compound annual growth rate of 43% through 2005, when the market size is expected to exceed $13 billion. According to CIMdata, visualization/collaboration suppliers saw impressive growth in 2000, are poised for continued growth in the next five years and are a driving force in the acceptance and value of overall cPDm initiatives. We plan to capitalize on this projected growth by selling our GIGVIZ software to the existing UNIX(R) OS market, in the newer Linux(R) market and later to users of Windows(R) and Mac OS-X.

GIG's Historical Background

         GIG is a Delaware corporation which was founded on April 2, 1998. The Company originally had offices in New York, New York and Amsterdam, the Netherlands. The Netherlands office is now closed and we have wound down all operations and other matters relating to the existence of the Amsterdam office. For the fiscal years ended March 31, 2001 and March 31, 2002, the Company generated no revenues and incurred net losses of $(1,467,711) and $(1,224,695), respectively.

         During the first two years of our existence, management focused upon building our source code base through licensing and development, surveying the world market for Linux(R) products (particularly 3D graphics applications), engaging in targeted test marketing and seeking funding for our operations. Most of these activities were carried out from our Amsterdam office, which we have since closed. In select market testing, we recognized from Linux(R) resellers worldwide a significant potential for our range of 3D graphics products. In response, we conducted further testing and enhancement of our products using a small group of in house technical personnel in the Netherlands.

         During fiscal years 2000, 2001 and 2002, we sought and received approximately $2,335,000 in seed capital investment ($750,000 from equity investment and $1,585,000 from loans), which was used primarily for costs of personnel, software development, operations and consulting fees.

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

Risks Related To Our Business

         If we are unable to obtain sufficient funding, we may be forced to terminate our operations and ADVA Common Stock could become worthless.

         To date we have relied upon funds from financing activities to satisfy the cash requirements of our operating and investing activities, and there is no assurance we will be able to generate cash from our operating activities in the future. In the quarter ended September 30, 2001, ADVA defaulted under the terms of certain loans and later ceased paying outstanding obligations to our independent accountants and outside legal counsel. ADVA has obtained waivers for defaults through July 1, 2003 and has entered into an agreements in principle and repayment schedules with respect to the debts to our independent accountants and outside counsel.

         Based upon our forecasts for fiscal year 2003 we project a need for cash in excess of $1,300,000. If our sales are less than forecast or our expenses are higher than expected, our cash needs will exceed the funds available. We do not expect short term fixed obligations to be paid from operations and intend to satisfy fixed obligations from additional debt and/or equity financing.

         We currently do not have any commitments for additional financing, and without such funding our operations cannot be sustained beyond August 2002. Certain of our promissory notes and financial obligations are secured by certain of our assets and may restrict our ability to obtain additional debt and/or equity financing. In addition, deteriorating global economic conditions, the recent lack of confidence in the integrity of the financial statements of numerous public companies and the effects of terrorist activities may contribute to a prolonged decline in investor confidence in and lack of accessibility to capital markets.

         Any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we would expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would adversely affect our business, prospects, financial condition, results of operations and cash flows. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain technologies, products or marketing territories. Our failure to raise capital when needed and on terms acceptable to us will adversely affect our business, operating results, financial condition and prospects.

         We have received an explanatory paragraph as part of the independent accountants' report regarding ADVA's ability to operate as a "going concern".

         The consolidated financial statements have been prepared in the assumption that ADVA will continue as a going concern. ADVA's independent accountants have issued their report dated July 1, 2002 (except for Note 5, which is as of July 12, 2002), that includes an explanatory paragraph stating that the lack of operating history, the historical net loss, the working capital deficiency and the stockholders' deficiency, among other things, raise substantial doubt about ADVA's ability to continue as a going conern. ADVA and GIG have generated minimal revenues from sales and it has been necessary to rely upon loans to sustain operations. ADVA only has sufficient working capital through August 2002. Accordingly, in the event future funding is not available, ADVA will likely have to cease operations.

         Because we have a limited operating history and operate largely in a new industry, it is difficult to evaluate our business and prospects.

         GIG was formed in 1998 and has conducted only limited business activities since formation. Furthermore, until now, we have operated primarily in the Linux(R) industry, which has only recently exhibited significant growth. As a result of operating as an early stage company in the new and rapidly evolving Linux(R) products and services market, we will encounter certain risks and difficulties. Certain factors that may affect us include:

         o the evolving and unpredictable nature of our business model;

         o the uncertain rate of growth in usage and acceptance of the Linux(R) OS and other open source software;

         o the uncertain demand for our other products;

         o the need to expand our sales, professional services and customer support organizations;

         o acquiring businesses and technologies;

         o increased competition in the Linux(R) industry, particularly from larger, more established companies with greater resources;

         o increased competition in the "plug-in" and component technology sectors of the CAD/CAM industry, particularly from larger, more established companies with greater resources;

         o our ability to attract and retain qualified personnel;

         o our ability to forge and sustain successful partner relationships with industry leaders in our market.

         If we fail to adequately address any of these risks or difficulties, our business strategy may not be successful, our revenues may fail to grow and we may not achieve profitability.

         Our recently adopted strategy to re-introduce our UNIX(R)-based applications to the market and to explore the development of our applications for the Windows(R) and Apple(R) operating systems may not be successful.

         We have decided to re-introduce to the market the UNIX(R)-based versions of our applications, and also to explore the development of Windows(R) and Apple(R) versions of our applications. We will incur additional expenditures as we seek to develop and implement these strategies. We will also face competition from others who have well-established client and user bases in these markets, as well as the infrastructure to support marketing, sales and customer service activities. There can be no assurance that our applications will be met with acceptance in these markets, or that our revenues and profitability will increase as a result of implementing this strategy. We may incur further losses in pursuit of these strategies.

         We may not be able to successfully compete with other companies.

         In the market for 3D computer graphics and visualization software, we face significant competition from larger companies who market technologically advanced, feature-rich and market leading products, have greater financial resources, more established direct and indirect sales channels, larger installed bases and greater name recognition than we do. These companies include Autodesk(R)/Discreet, SGI(R), Alias|WavefrontTM, Avid(R)/Softimage(R), NewtekTM, Side Effects SoftwareTM, mental ray(R), Advanced Render Technology and many others.

         In nearly all cases, these companies primarily sell 3D graphics systems that run on proprietary operating systems, such as Microsoft Windows(R) and variants of UNIX(R). However, some of them, notably Side Effects SoftwareTM, Alias|WavefrontTM and Softimage(R), have ported certain products to the Linux(R) OS or have announced their intention to do so. These companies may have larger and more established service organizations to support these products and operating systems. These companies may be able to leverage their existing organizations, including their service organizations, to provide a wider offering of products and higher level of support on a more cost-effective basis than we can. In addition, these companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can.

         A number of large, international software and hardware vendors, such as www.Linux(R)mall.com, VA Linux(R) SystemsTM, Red Hat(R), Debian(R), Caldera Systems(R) and S.u.S.E.(R) have recently announced intentions to begin or have begun marketing third-party Linux(R)-based software applications. There is a risk that they may begin marketing and/or supporting 3D graphics software other than ours, which have greater functionality and lower prices than ours. Even if the functionality of the standard features of these products is equivalent to ours, we face a substantial risk that a significant number of customers will choose not to purchase products from a less well-known vendor, regardless of the competitiveness of our solutions.

         Furthermore, our competitors in the 3D graphics market who lack Linux(R)-compatible applications could bring considerable pressure to bear on the reseller channel not to sell our product line. We also face competition in narrow, vertical markets from limited purpose "plug-in" vendors that offer products that are carefully tailored for specific applications that better address the needs of certain customers. Furthermore, because Linux(R) can be downloaded from the Internet for free or purchased at a nominal cost and is open source licensed, traditional barriers to new developers are reduced compared to UNIX(R), Windows(R) or Apple(R) development. Accordingly, it is possible that new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share in the Linux(R) market. Any pricing pressures or loss of potential customers resulting from our failure to compete effectively would reduce our revenues and profitability.

         We could face similar competitive pressures from companies which operate in the UNIX(R), Windows(R) and Apple(R) markets for 3D graphics products which could negatively impact our revenues and profitability.

         We have not been profitable, we expect to incur net losses for the foreseeable future and we may never achieve profitability.

         Our business has not yet generated a profit. We have incurred cumulative losses since April 2, 1998 (inception) through March 31, 2002 of $3,319,291. If our revenues fail to grow at the rate we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve or sustain profitability or generate positive cash flow. We anticipate incurring significant expenses in connection with development of our new products, hiring and training personnel, expanding our market reach and building awareness of our brand. We forecast our future expense levels based on our current operating plans and our estimates of future revenues. We may find it necessary to accelerate beyond our current expectations expenditures relating to product development and support and our sales and marketing efforts, or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. All or any of these factors could adversely impact our future profitability.

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

         o File compatibility with competing products, both legacy and new;

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

         We and other Linux(R) application providers could be prevented from selling or developing new products if the GNU General Public License and similar licenses under which the Linux(R) OS is run and developed are not enforceable, or not effectively policed. Such an event could lead to a decrease in the use of Linux(R) and have negative consequences on our ability to develop and market related products.

         The Linux(R) kernel and the Linux(R) OS have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses require that any software program licensed under them may be copied, used, modified and distributed freely, so long as all modifications are also freely made available and licensed under the same conditions. We know of no instance in which a party has challenged the validity of these licenses or in which these licenses have been interpreted in a legal proceeding. To date, all compliance with these licenses has been voluntary.

         It is possible that parties may refuse to comply with the terms of these licenses. One resulting risk is that entities with the legal right to enforce these licenses against non-complying parties might not be able to enforce these licenses effectively, because of a lack of financial resources or otherwise. Even with vigorous enforcement action, it is possible that a court would hold one or more of these licenses to be unenforceable in the event that someone were to file a claim asserting proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux(R)-based operating systems, or significant portions of them, may not be copied, modified or distributed freely would have the effect of preventing us from selling or developing our applications, unless we are able to negotiate a license for the use of the code, or replace the affected code. In the event that we obtained such a license, we would likely be required to pay royalties for our applications covered by the license. Such payments would harm our operating results. We may not be able to obtain such a license. In the event we had to replace portions of the software code, which could be time consuming and lead to higher development costs, our operating results would be harmed.

         We may be unable to protect our intellectual property rights from misuse by third parties.

         Our software library and our trademarks comprise our business. Over the past twelve months, three of our subsisting trademark registrations were cancelled by the United States Patent and Trademark Office (the "USPTO") for our failure to make routine filings. We have one remaining registration with the USPTO, which we intend to maintain. Although the cancellation of these trademark registrations does not preclude our use of the trademarks, infringers would face less severe penalties were we to institute and prevail in an infringement action. Cancellation also increases the possibility that we will not prevail in disputes with infringers.

         There can be no guarantee that the protective steps we have taken are sufficient to deter misappropriation of our proprietary rights. We acquired our software library and trademarks indirectly through a series of transactions from ElectroGIG Nederland B.V., now bankrupt. We have not yet updated the records of the relevant national offices (for example, the United States Patent and Trademark Office) to correctly reflect that these trademarks are owned by us, although we have begun this process and intend to complete it as soon as it is feasible to do so. Failure to adequately protect our intellectual property rights could damage our brand identity and impair our ability to effectively compete in the market for our applications. Furthermore, defending or enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources.

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

         Moreover, certain code in our applications may have been developed by members of the open source community over whom we exercise no supervision or control and who themselves might not have the same financial resources as we do to pay damages to a successful litigant. For example, developers may incorporate code into the Linux(R) OS or kernel under the GNU General Public License without proper third party consents. These developers are unlikely to perform patent or other searches and may therefore unwittingly infringe third party rights. Third parties may accordingly join us as defendants in infringement suits and we may become subject to claims for monetary damages or an injunction against shipment of our applications. In addition, although we require our employees to refrain from utilizing the proprietary information of former employers in their work for us, employees may do so without our knowledge.

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

         We develop and intend to market primarily Linux(R)-based software. We do not own the registered trademark LINUX(R) and, while we intend to seek the consent of the trademark owner to use the mark in connection with our goods and services, we have not yet done so. We believe that the continued use of the LINUX(R) trademark is important to our business. If the LINUX(R) trademark is invalidated through a legal action, or if we are not permitted to use the mark, our business could suffer. In addition, we have no control over the use by others of the LINUX(R) trademark, and such use may lead to confusion as to source, quality, reputation and dependability of the Linux(R) OS, which in turn could harm our business.

         We may not be able to raise sufficient capital to execute our business strategy.

         We do not have financing sufficient to fund anticipated operations beyond August 2002. We will require additional funding to continue operations and support our planned expansion, respond to competitive pressures, acquire complementary businesses or technologies and respond to unanticipated developments. Additional funding may not be available to us at all, or in amounts or on terms acceptable to us. If sufficient funds are not available, or are not available on acceptable terms, we will be unable to fund our expansion, execute our strategy, take advantage of acquisition opportunities, develop or enhance our services or products, or respond to competitive pressures and will in all likelihood be forced to cease operations.

         The Company is currently under the management of a team of consultants and we may not be able to attract talented personnel for our management team.

         We need to hire a team of experienced, full-time employees for our management team. Competition for such personnel is intense. Due to an intensely competitive market, we have experienced difficulty in the past hiring highly skilled employees with appropriate qualifications. Despite noticeably reduced competitive pressure, we expect to continue to experience such difficulty given our financial situation. If we do not succeed in attracting appropriate personnel, our business will be adversely affected.

         Our management team will be new and if they are unable to work together effectively, our business could be seriously harmed.

         Our business is highly dependent on the ability of our management team to work together effectively to meet the demands of our business plan and expected growth. The consultants who comprise our management team have not previously worked together as a team and have only limited experience managing a company experiencing financial difficulties on either a public or private basis. Our productivity and the quality of our applications may be adversely affected if we do not integrate and train the team quickly and effectively. Once replaced by full-time staff, the same risk shall continue to exist for the foreseeable future.

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

         We intend to hire a significant number of sales, marketing, technical and other personnel during fiscal 2003 and beyond. Competition for these individuals is intense and we may not be able to attract, hire and retain highly qualified personnel. Our future success and ability to achieve revenue growth also depends upon the continued service of these key personnel. Competition for such personnel in our industry is extremely intense and characterized by high and rapidly increasing salaries, which may increase our operating expenses and/or hinder our ability to recruit qualified candidates.

         We depend on the continued services of our founder and other key personnel whose knowledge of our business and technical expertise would be difficult to replace.

         Our products, technologies and the markets in which we compete are complex and we are substantially dependent upon the continued services of the founder and former Chief Executive Officer, Anthony Mohr. Mr. Mohr's services are currently available to the Company on a limited basis via a one-year contract through an independent consulting firm. The loss of Mr. Mohr's services, or those of other key personnel, particularly to a competitor, could adversely affect our business, reduce our market share, slow our product development process and diminish our brand identity.

         Our products may contain defects that could be costly to correct, delay market acceptance of our products and/or expose us to litigation.

         Although we engage in comprehensive product testing, errors may be found in our applications after commencement of commercial shipments. Third parties over whom we exercised no supervision or control developed the majority of the software code in our products. Moreover, should we develop future Linux(R)-based applications, a portion of the software code in these new products may also be developed by uncontrolled third parties. If errors are discovered, we may have to make significant expenditures of capital to eliminate them and yet may not be able to correct them in a timely manner, if at all. Errors and/or failures in our applications could result in a loss of, or delay in, market acceptance of our products and could damage our reputation and our ability to convince commercial users of the quality and dependability of our applications.

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

         We have recently adopted a strategy of platform diversification in order to favorably position the Company in the event that market acceptance or usage of the Linux(R) OS or the UNIX(R) OS slows or stops. However, there is no guarantee that this strategy will protect the Company against losses.

         We expect that a significant portion of our revenues for the foreseeable future will be derived from the market for CAD/CAM tools running on Linux(R) and UNIX(R), with possible future revenue to be derived from Windows(R) and/or Apple(R)-based applications and the provision of enhancements, services and support for these applications. The Linux(R) OS has only recently gained broad market acceptance. This acceptance has been mostly limited to Internet infrastructure applications and scientific research environments. Our success depends on our ability to market our rendering products to the users of these systems and in part on the continued and increased rate of adoption of Linux(R). If this does not occur, our business could suffer.

         Even if Linux(R) is widely accepted, the Linux(R) OS and kernel is an open source software product, which users are licensed to freely copy, use, modify and distribute. Accordingly, anyone may download the Linux(R) OS and numerous compatible software applications from the Internet, or otherwise copy without cost and use such applications. Our business depends in part on customers purchasing our Linux(R)-based applications.

         If the market's usage of the UNIX(R) OS slows or stops, our ability to grow our business could be curtailed. We expect that a significant portion of our revenues for the foreseeable future will be derived from sales of our UNIX(R)- and Windows(R)-based applications and the provision of enhancements, services and support for these applications. The UNIX(R) OS has lost market share to both the Linux(R) and Windows(R) operating systems over the last decade. If this trend continues, particularly in the CAD market, our business could be negatively impacted in the short term.

         In an effort to counter these market risks, we have decided to offer our products on the UNIX(R), Windows(R) and Linux(R) operating system platforms. However, there can be no assurance that our strategy will succeed or protect the Company from incurring losses.

         If multiple and incompatible distributions of Linux(R) achieve sufficient market acceptance, our operating expenses could increase and demand for our products could decline.

         If multiple, incompatible versions of Linux(R) are developed, customers may become less likely to purchase Linux(R) products, and our sales would suffer. In addition, we may be required to offer and support more distributions of Linux(R). This would result in increased operating expenses. Alternatively, if our software ran only on a single Linux(R) distribution that was not the predominant Linux(R) distribution, our sales and revenue growth would suffer.

         If existing, and future, UNIX(R), Windows(R) Linux(R) OS companies fail to support us, refuse to enter into co-marketing arrangements with us, or otherwise react negatively to our business strategy or product line, our business will be harmed.

         Much of the software we plan to bring to market for the foreseeable future will be dependent on the support and success of hardware and software manufacturers and developers in the Linux(R) community. We plan to enter into co-marketing arrangements with these companies to "bundle" our software into, for example, entry-level software-hardware packages. UNIX(R), Windows(R) and Linux(R) OS based software and hardware companies, upon whom we also will rely to develop and maintain the compatibility of their respective operating systems, may not support us, our product promotions or our corporate or operating decisions. If these third parties fail to support us for any reason, or refuse to enter into "bundling" arrangements with us, we would be forced to rely to a significantly greater extent on our own development and marketing efforts, which would require us to hire additional developers, increase our expenses and adversely impact product release schedules.

         If existing, and future, Linux(R) OS companies do not succeed in achieving increased sales of their respective products, demand for our products may decline or cease to exist.

         The worldwide market for computer operating systems is dominated by the Microsoft Windows(R) and UNIX(R) families of software. While our strategy of re-introducing our UNIX(R)-based products and exploring the development of Windows(R) and Apple(R) versions of our applications is intended to take advantage of this situation, our overall success still requires that the companies that manufacture, develop and sell Linux(R)-based computers and operating systems continue to steadily increase their market share, particularly in the desktop and workstation markets. Absent such market growth, the market for our products may not grow as anticipated and demand for our products may decline, negatively impacting revenues and profitability.

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

         Because advanced computing environments are highly complex, we cannot accurately estimate the life cycles of our products. New products and product enhancements can require long development and testing periods, which would require us to recruit, hire and retain increasingly scarce, technically competent 3D graphics and OS specific-trained personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. It is impossible to predict our success in attracting and retaining the requisite talent to remain competitive.

         Our timely delivery of new and/or enhanced products depends in part upon the open source community, the members of which are not our employees and accordingly are not under our control or direction. Likewise, our UNIX(R) and Windows(R)-based products rely on various unassociated commercial developers, none of whom are under our direction or control. Hence, we are dependent in part on the continued innovation and marketing success of third parties. Any failure to timely identify and deliver new products and product enhancements will negatively impact our revenues and business prospects.

         Our ability to introduce new products or product enhancements will be impaired if Linux(R) developers do not continue to enhance the core source code of the Linux(R) OS and develop other Linux(R)-based applications.

         As open source software, the Linux(R) OS source code is open to the public and can be copied, modified and distributed without an associated fee. Our success depends in part on the continued efforts of the open source development community to enhance the source code of the Linux(R) OS and Linux(R)-based utilities and applications to make Linux(R) compatible for use across multiple software and hardware platforms. If Linus Torvalds, the creator of Linux(R), and other third-party developers slow or stop the development and improvement of Linux(R) functionality or the introduction of new open source software or software enhancements, our ability to market our existing and future Linux(R) products and services would suffer. In this event, we would be forced to rely to a greater extent on our own development efforts or the development efforts of third-party consultants, which would significantly increase our costs.

         Our decision to offer our products across multiple platforms makes us dependent in part on the ability of third-party software developers to maintain compatible software development tools.

         If the cross-compatibility between the various operating systems upon which we will base our future products is not maintained or enhanced by the respective OS developers and/or third-party developers, our development costs could increase significantly and our profitablity would decrease.

         If the Linux(R) developer community fails to support us or reacts negatively to our business strategy, our business will be harmed.

         Some members of the open source community have criticized the commercialization of the open source movement through activities such as licensing proprietary versions of open source software and providing services to the users of open source software. This type of negative reaction by third parties in the Linux(R) developer community could harm our reputation, diminish our brand and result in lower revenues and profitability.

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

         We intend to begin selling our products overseas during fiscal year 2003. We anticipate that as we expand our international sales, we will fulfill orders through international resellers and direct sales via the Internet. We are subject to risks inherent in operating outside of the United States, which include, but are not limited to, the imposition of governmental controls, exposure to different legal standards (particularly with respect to intellectual property protection), burdens of complying with a variety of foreign laws, export license requirements, future import and export restrictions, unexpected changes in regulatory requirements, foreign technical standards, political, social and economic instability, trade restrictions, changes in tariffs, difficulties in staffing and managing operations, difficulties in collecting receivables and in repatriating foreign earnings, and potentially adverse tax consequences. Historically, software piracy outside North America has been significant and our sales could be negatively impacted if our products were to be similarly pirated. Demand for our products could also be adversely affected by seasonality of international sales and economic conditions in our international markets. Moreover, should the value of the U.S. dollar increase relative to the value of other currencies, our products could be less competitive in international markets. There can be no assurance that the risks associated with our international operations will not materially adversely affect our business, financial condition and results of operations in the future or require us to significantly modify our business practices.

Risks Relating to Our Stock

         There is no significant market for ADVA's Common Stock

         Effective January 2, 2002, due to late filings of periodic reports with the SEC, ADVA Common Stock was delisted from the Over-The-Counter Bulletin Board ("OTCBB"), and is currently traded as "Other OTC" on the so-called "Grey Market" under the symbol "ADII". Securities that are not listed on any stock exchange or quoted on the OTCBB or the Pink Sheets are traded on the Grey Market. Grey Market trades are reported to the NASD so that investors can track price and volume amounts, however, bids and offers are not collected in a central spot so "best execution" of orders is difficult.

         In order to reinstate trading in ADVA Common Stock on the OTCBB, a licensed market maker must file a Form 211 with the SEC and NASDAQ. Absent sufficient investor interest in the Common Stock, ADVA may be unable to locate a market maker willing to file Form 211. If trading of the Common Stock on the OTCBB is not reinstated, it will further damage ADVA's (and thus the Company's) ability to raise further capital and to execute necessary business plans and the Company may be forced to cease operations.

         ADVA Common Stock is classified as a "penny stock" and trading is therefore limited.

         Because ADVA Common Stock falls under the definition of "penny stock", trading in it is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in trading transactions. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving ADVA Common Stock.

         "Penny stocks" are equity securities with a market price below $5.00 per share, other than securities that are registered on a national exchange, included for quotation in the NASDAQ system, or whose issuer has set tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation less than three years must have net tangible assets of at least $5,000,000.

         Pursuant to rules promulgated under Section 15(g) of the Exchange Act, broker-dealers engaging in transactions in "penny stocks" must first provide to their customers a series of disclosures and documents including:

         o a standard risk disclosure document identifying the risks inherent in investment in "penny stocks";

         o all compensation received by the broker-dealer in connection with the transaction;

         o current quotation prices and other relevant market data; and

         o monthly account statements reflecting the fair market value of the securities.

         In addition, many brokerage firms require brokers to obtain financial and other information from a customer, determine that transactions in "penny stocks" are suitable for such customer and deliver a written statement to the customer setting forth the basis for the determination.

         The stock market has experienced a sharp downturn.

         Recently, the capital markets have experienced pronounced drops in share values and market capitalizations, particularly in technology and technology-related stocks. Should the market continue to experience such depressed stock values, our ability to raise additional capital on acceptable terms could be curtailed resulting in our inability to implement or realize our business plan. Our inability to proceed with our expansion plans would severely affect our stock price and the value of an investment in our stock.

          ADVA Common Stock has suffered a steep price drop.

         The price of ADVA Common Stock has steadily decreased over the past year. The Common Stock presently is valued at par ($.001). The Company requires an additional infusion of capital in order to execute its business plans. There is no assurance that such funding will be forthcoming and any investment in the Common Stock could be entirely lost.

         We expect to experience volatility in our share price, which could negatively affect the value of an investment.

         Even if we receive necessary funding, an active trading market for ADVA Common Stock may not develop or be sustained. The market price of the shares may fluctuate significantly in response to the following factors, most of which are beyond our control:

         o Variations in quarterly operating results;

         o Changes in securities analysts' estimates financial performance;

         o Changes in market valuations of similar companies;

         o Announcements by us or competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

         o Loss of a major customer or other failure to complete significant license transactions; and

         o Addition or departure of key personnel.

         The market for technology and Internet-related companies has experienced extreme volatility. Pronounced drops in share values and market capitalization often have been unrelated to the operating performance of a given company. These fluctuations and depressed stock values may adversely affect the trading price of our shares, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may sell them at a loss.

         The Company is indebted to its independent accountants and outside legal counsel for past services.

         We ceased paying our independent accountants and outside legal counsel for services rendered in the third quarter of fiscal 2002. Although we have now reached agreements in principle with our independent accountants and outside legal counsel for the scheduled repayment of amounts due and have commenced repayment, we will require additional funding in order to repay these obligations and other debts. Our debt to outside legal counsel is secured by certain of our assets. Without the services of competent independent accountants and outside legal counsel, we will have difficulty fulfilling our reporting obligations under the SEC rules, thus possibly experiencing further erosion of investor confidence and goodwill. Losing the services of independent accountants and outside legal counsel would harm our ability to fulfill our business plans and damage our ability to continue in business.

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

         Concentration of ownership may prevent new shareholders from influencing significant corporate decisions.

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

         The Stockholders hold 12,468,750 issued shares of ADVA Common Stock (representing 94.57% of ADVA's outstanding share capital) that will eventually be eligible for sale in the public market. Sales of a substantial number of shares could significantly reduce the market price of the Common Stock. Even the perception that the Stockholders might sell Common Stock could depress the trading price for these shares. These sales, and the possibility of these sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Research and Development

         In 2001 and 2002 we conducted limited research and development activities to enhance our products and develop new features based on the licensed technology to which we then held the rights. For the three fiscal years ended March 31, 2000, 2001 and 2002, we incurred research and development expenditures of approximately $34,000, $9,000 and $11,500, respectively.

Software Development

         The technology acquired in February 2000 required compatibility and cosmetic updates to bring it to a saleable position in certain markets. In 2002, we engaged software developers who enhanced the compatibility of the product line with the latest distributions of the Linux(R) OS and explored opportunities for later-stage product development on other platforms. Software costs represent amounts paid to third parties during February 2000 to acquire technologically feasible software and its related source code and $118,436 of additional development costs incurred during the year ended March 31, 2002 to modify and adapt the software to platforms other than Linux.

         We believe a significant level of investment in software development will be required in order for us to be competitive. Accordingly, in the foreseeable future, we expect software development expenses to increase both in absolute dollars and as a percentage of expenses. We plan to continue software development at steadily increasing levels to update our products to the latest ACIS, Granite One, ParaSolid and Linux(R) kernel releases, to produce further UNIX(R), Windows(R) and Linux(R)-compatible application products and to analyze and assimilate other technologies which we believe will have potential in the 3D graphics technology space. This recent decision to pursue sales of a GIG renderer application product for the CAD market will require increased software development expenses to keep our products current with the latest UNIX(R), Windows(R) and Linux(R) OS releases and to maintain the compatibility of our converter system with third-party CAD products. We also intend to explore the feasibility of porting certain of our products to the latest Apple(R) operating system (MAC OS X(R)), which would also require increased development expenditures.

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

         We believe our principal competitors in the Linux(R)-based 3D modeling/animation/rendering market are Autodesk(R)/DiscreetTM, NewtekTM, SGI(R)/Alias|WavefrontTM and Avid(R)/Softimage(R). Of these, non offer a 3D solid modeling solution in Linux(R) or any other OS. In the CAD visualization tool market, our principal competitors are Autodesk(R), Lightwork Design(R), and SGI/Alias|WavefrontTM. Although none of these firms currently markets a Linux(R)-based rendering tool based on 3D solid modeling, at least two provide polygonal tools on UNIX(R) and Windows(R). Companies in the broader 3D graphics market include Autodesk(R)/DiscreetTM, SGI(R)/Alias|WavefrontTM and Avid(R)/Softimage(R). While these companies currently direct their efforts largely to a market other than that in which we plan to operate, it is possible that they could target our markets in the future. Although we believe there is presently no other complete rendering system available on Linux(R), SGI(R)/Alias|WavefrontTM and Avid(R)/Softimage(R) currently market a polygonal modeling/animation/ rendering system that runs on the Linux(R) OS. We expect greater competition in the future.

Employees, Consultants And Organization

         ADVA had no employees in fiscal 2001. In connection with the Chapter 11 bankruptcy proceedings, all ADVA employees were terminated effective May 12, 1999.

         From September 15, 1999 through March 31, 2001, GIG had only one full-time employee, then Chief Executive Officer Anthony E. Mohr, augmented by several part-time employees and consultants in the areas of technology, finance and corporate development. Prior to ceasing operations in the Netherlands in early 2000, GIG employed six to nine persons, consisting of a Managing Director, Lead Technical Developer, two technical staff, a marketing intern and an administrative assistant. The Chief Executive Officer and three part-time administrative/research staff were located in the United States, while the other employees were based in the Netherlands office. In May 2000, GIG engaged Philip Ayoub as interim acting Chief Financial Officer ("CFO") while a search for a full-time CFO was conducted. On May 1, 2001, GIG hired George L. Down as President. In May 2001, GIG and ADVA retained financial consultant Thomas A. Kruger to advise on financial and accounting matters. The decision was made to utilize Mr. Kruger's services on a limited basis to oversee the transition of the CFO function through the end of fiscal 2002 and to utilize his service hours as may be required by the Company. Ernst R. Verdonck, is currently serving as interim President, Chief Executive Officer and Chief Financial Oficer.

         Effective May 1, 2002, Mr. Mohr's and Mr. Down's employment agreements were terminated. Effective May 1 and 3, 2002, respectively, consulting agreements were entered into which secured the services of Ernst R. Verdonck as interim Chief Executive Officer and Chief Financial Officer of ADVA, Mr. Down as President and Director of GIG and Mr. Mohr as a strategic consultant to ADVA and GIG.

         ADVA is presently recruiting and/or negotiating consultant agreements with several persons to fill various additional positions.

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

         The Agreement included representations and warranties of the Stockholders, GIG and ADVA of the type normally included in agreements of this nature. In addition, the Agreement contained various covenants including a covenant by GIG to pay to ADVA at Closing the sum of $300,000 to be paid to the creditors of ADVA, and covenants by ADVA that ADVA's Common Stock be, at the Closing Date, qualified for and included on the OTC Bulletin Board, and that ADVA pay up to $300,000 to the creditors of Advanced Medical Products, Inc., should the Bankruptcy Court so require. Prior to the Closing Date, GIG paid $50,000 in respect of the $300,000 obligation pursuant to an Escrow Agreement dated February 7, 2001. The remaining $250,000 was paid after the Closing pursuant to the terms of the Agreement. The funds were disbursed to pay costs associated with the Share Exchange and the balance was paid to secured and unsecured creditors of ADVA. The Board of Directors of ADVA amended the Bylaws prior to the Closing to provide that the Board consist of six directors. Three of the directors were selected by GIG.

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

         ADVA entered into a three-year lease on June 8, 2001 for approximately 1,300 square feet of office space located at 454 South Anderson Road, Rock Hill, South Carolina 29730. This location, approximately 25 miles south of Charlotte, North Carolina, now serves as the corporate headquarters for both ADVA and GIG.

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

Item 3.   Legal Proceedings

         The Chapter 11 bankruptcy estate of Advanced Medical Products, Inc. (ADVA's predecessor) has been fully administered. Secured, priority and non-priority creditors have been paid to the fullest possible extent There are no material pending legal proceedings to which ADVA or GIG is a party or to which any of their property is subject. ADVA or GIG may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to the security holders for a vote through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

         ADVA's Common Stock, $0.001 par value, is currently traded on the "Other OTC" market, sometimes referred to as the "Grey Market" under the symbol "ADII.". Through February 1, 1995, the Common Stock was quoted on the NASDAQ Bulletin Board under the symbol "ADVA." The Common Stock was delisted from NASDAQ Small Cap trading commencing February 2, 1995 due to ADVA's inability to meet NASDAQ capital and surplus requirements and the stock then traded on the Over-The-Counter Bulletin Board ("OTCBB"). Effective January 2, 2002, ADVA's Common Stock was delisted from the OTCBB for failure to keep current in SEC reporting requirements and the stock is not currently listed on any stock exchange or quoted on the Pink Sheets or the OTCBB.

         Set forth below is the range of high and low bid information for ADVA's Common Stock for the two preceding fiscal years as reported from the OTC Bulletin Board and the Other OTC and reflect daily bid prices. These quotations represent prices between dealers, do not reflect retail mark-up, markdown or commissions, and may not represent actual market transactions.

                                              High Ask        Low Bid
                                              --------        -------

First Calendar Quarter, 2000                    3.00             2.06
Second Calendar Quarter, 2000                   3.25             1.19
Third Calendar Quarter, 2000                    1.63             0.88
Fourth Calendar Quarter, 2000                   1.75             0.50
First Calendar Quarter, 2001                    1.00             0.50
Second Calendar Quarter, 2001                   3.41             1.12
Third Calendar Quarter, 2001                    1.58             1.25
Fourth Calendar Quarter, 2001                   0.75             0.75
First Calendar Quarter, 2002                    0.35             0.35
Second Calendar Quarter, 2002                   0.001            0.001

         The bid and ask prices as of July 12, 2002 were $0.001 and $0.001, respectively. As of July 12, 2002 there were approximately 1,800 record holders of ADVA's outstanding Common Stock.

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

Recent Sales of Unregistered Securities


         On March 2, 2001, ADVA issued 12,468,750 shares of Common Stock to the Stockholders of GIG in exchange for all the issued and outstanding shares of GIG. The ADVA shares issued in the transaction represented a 94.57% equity interest in ADVA. The shares were exchanged in a private transaction, without registration pursuant to the exemption provided by Section 4(2) of the 1933 Securities Act and bear a restrictive legend. Each investor had access to all material information pertaining to GIG, ADVA and their respective financial conditions. No broker was involved and no commissions were paid in the transaction.

Equity Compensation Plan Information


                                                              Weighted average
                                      Number of              exercise price of
                                   securities to be         outstanding options,            Number of
                                     issued upon            warrants and rights             securities
                                     exercise of             compensation plans        remaining available
                                     outstanding           (excluding securities       for future issuance
       Plan Category              options, warrants       reflected in column (a))         under equity
                                      and rights                    (b)                        (c)
                                         (a)
-----------------------------     -------------------     -------------------------    ---------------------
Equity compensation plans
     approved by security
     holders                             112,250                  $1.69                       1,287,750

Equity compensation plans
     not approved by
     security holders                        n/a                    n/a                             n/a

Total                                    112,250                   1.69                       1,287,750


Item 6.  Plan of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

         Our short-term objectives are four fold:

         o To build out from the current source code a universal rendering module (GIGSTAR) for marketing as a Component Technology product to third parties

         o To further enhance the compatibility of our CAD visualization product (GIGVIZ) with the three major 3D solid modeling kernels thereby gaining complete compatibility with nearly five (5) million CAD users as potential

         o To begin marketing our products and technology and create multiple revenue streams

         o To attract sufficient funding to operate the company and realize our business plans until such time as income is sufficient to do so.

With adequate funding, we expect to commence GIG product sales during the third
- fourth quarters of fiscal 2003 across both the Linux(R) and UNIX(R) platforms. We expect to be in a position to show our GIGSTAR component in beta form to a variety of potential clients at various CAD/CAM oriented trade shows commencing in October 2002. The success of this plan depends, in part, on our ability to forge cooperative relationships with the major hardware and software vendors in the CAD/CAM market. We shall also seek to sell our products worldwide directly over the Internet and via the reseller channel for Linux(R) and UNIX(R)-based computer solutions commencing in the above-mentioned period. We expect to introduce our CAD visualization product on the three largest distributions of the UNIX(R) OS: H-P UNIX(R), SGI Irix and SUN Solaris, within the next two fiscal quarters.

         Our long-term objectives are to generate steadily increasing revenues and obtain the capital necessary to acquire or license other promising technologies to expand our portfolio of Linux(R)-based products. We are also exploring several new technology opportunities for future development and marketing enterprises.

         During the year ended March 31, 2000 we had a loss from operations of $297,170. We funded our operating losses during this period through a combination of long-term debt and the private sale of shares of our common stock.

         During the years ended March 31, 2001 and March 31, 2002 we generated operating losses of $1,253,445 and $940,977, respectively. We funded these operating losses during this period through a combination of low interest debt, the remaining proceeds from the private sale of shares of our common stock and the deferral of payment of incurred expenses.

         Based on a combination of additional low interest long-term debt, the private sale of shares of our common stock and anticipated revenue during fiscal year 2003 and the above borrowings, we believe we may have sufficient funds to meet our projected cash needs through the first quarter of fiscal 2004. We believe that we will attain profitability during the second half of fiscal year 2004. However, should we realize lower than expected revenue growth or incur an unforeseen level of expenses, we will incur additional losses and we will need to obtain additional capital in order to continue operations. No assurances can be given as to the availability of such funding, or the terms thereof.

         We do not have any available credit, bank financing or other external sources of funding. Due to historical operating losses, our operations have not generated cash flow. In order to obtain capital, we would need to sell additional shares of common stock and/or borrow funds from private lenders. We estimate that the Company will seek to raise approximately $4 million over the next two years. There can be no assurance that we will be successful in attracting equity or debt funding.

         During fiscal year 2003, we plan to perform substantial development work on our existing product line. The work on existing products will include the bundling of components of our software, in particular our rendering tools, into a software "library", product maintenance and support, de-bugging and certain other enhancements. The majority of expenses anticipated in fiscal year 2003 are expected to include this development effort, building our Internet website, plus substantial marketing, sales and personnel expenses. We expect to employ a combination of hardware lending programs provided by affiliated computer manufacturers; leasing and purchasing of certain computer hardware; purchasing software licenses and leasing of office equipment and services in order to meet our technical and operational needs.

         The total number of staff is anticipated to increase from five to a mix of consultants and full-time employees totaling eighteen over the remainder of fiscal year 2003. Some of our staff will divide their working time between the Rock Hill office and telecommuting from their established home offices. We also utilize several offshore programmers on a contract basis and we expect to expand our remote programming activities over the 2003 fiscal year. We expect this will take place in Europe and India, although other locations may also be utilized.

         In 2001 ADVA changed its fiscal year end to March 31 to coincide with that of GIG.

         In 2001 GIG relocated its corporate headquarters from New York, New York to Rock Hill, South Carolina in order to reduce costs and facilitate the expansion of its infrastructure. There was a minor increase in direct operating expenses related to this relocation, due to the increase in square footage needed for our expansion. However, the lower cost-of-living index in the Charlotte, North Carolina metropolitan area and other factors have reduced costs relative to the cost of similar growth in the New York metropolitan area.

         Our independent accountants have indicated in their report on our audited financial statements that our financial condition raises subsantial doubt about our ability to continue as a going concern.

Item 7.  Financial Statements

         The consolidated financial statements of ADVA and its subsidiary for the years ended March 31, 2002, and 2001 and the Cumulative Period April 2, 1998 (inception) through March 31, 2002, audited by BDO Seidman, LLP, are included herein in Part F/S. The Index to the Consolidated Financial Statements can be found at page FS-2.

Item 8. Change In and Disagreements With Accountants on Accounting and Financial Disclosures

         ADVA engaged McGladrey & Pullen, LLP as its independent accountants to audit its financial statements for the years ended June 30, 1998, 1999 and 2000. On March 2, 2001, effective as of such date, the Board of Directors of ADVA appointed BDO Seidman, LLP as ADVA's independent accountants to succeed McGladrey & Pullen, LLP.

         The independent accountants' report by McGladrey & Pullen, LLP on the financial statements for fiscal years 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the conduct of the audits of these two fiscal years of ADVA, and all subsequent interim periods preceding the engagement of BDO Seidman, LLP, there was no disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Directors


Name                        Age          Position Held in the Company         Served as Director Since
------------------------- --------- ---------------------------------------  ---------------------------

Anthony E. Mohr              44     Director                                            2001

George L. Down               62     Director                                            1986

C. Roger Jones               64     Director                                            1996


-------------------------


         The principal occupation of each person currently serving or who served as director of ADVA during Fiscal 2002 is set forth below.

         Ernst R. Verdonck has been the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of ADVA since May 1, 2002. Mr. Verdonck received his Bachelors in Business Administration from The Netherlands School of Business at Nijenrode, and later received a Masters in International Management from the American Graduate School of International Management (AGIM/Thunderbird) in August, 1982. In August 1993, Mr. Verdonck received his RMC postgraduate degree (Registered Management Consultant) from the Vrije Universiteit, Amsterdam, The Netherlands. In early 1985, Mr. Verdonck started as a Management Trainee at ABN-AMRO Bank, Nederland NV in the Foreign Operations and Capital Markets division. From late 1985 through 1990 Mr. Verdonck was employed as a Senior Advisor at Andersen Consulting /Management Consultancy (Strategic Services and Finance). In 1990 Mr. Verdonck was a Senior Manager at Coopers and Lybrand, Corporate Finance (NL). He later took the position of Senior Manager in the Merger and Acquisitions Division, Caracas Venezuela, for PricewaterhouseCoopers Corporate Finance and also acted as the liaison officer to the Netherlands headquarters for its activities in Latin America through 1998. Mr. Verdonck has served as a Principal specializing in mergers & acquisitions at Tresfontaines Corporate Finance, an independent firm based in Amsterdam. He is a director at Caldera Vastgoed B.V, eFarma Online Services B.V. and other Dutch-based international companies, and was interim CFO of Futura Medical Plc., a UK based company, for six months in 2001.

         Anthony E. Mohr is a consultant to ADVA and the Company on strategic matters and has been a Director of ADVA since 2001. After four years of study at Fordham University, Mr. Mohr became Production Manager in 1981 for Irving Miller, Inc., a marketing communications company. In 1985, he became Vice President of Irving Miller, Inc., a position he held until 1989. At that time Mr. Mohr left Irving Miller, Inc. to become the Director of U.S. marketing and sales for the Royal Dutch Graphics Industry, a consortium of over 350 graphics production firms. In January 1994, Mr. Mohr joined ElectroGIG Nederland B.V. as Director of Operations. Two years later Mr. Mohr left ElectroGIG to co-found the Virtual Studio Corporation, the first dedicated virtual television facility in the United States. Virtual Studio Corporation was sold to a publicly traded Japanese company. In 1997 Mr. Mohr took a position in the Netherlands to act as a consultant to Europe's largest television producer, Endemol Entertainment, in the execution of its virtual television department until founding GIG in April 1998 serving as President and CEO until May 2001. Commencing at the Stock Exchange, Mr. Mohr served as President and Chief Executive Officer of ADVA from March 2001 until April, 2002.

         George L. Down has been a Director of ADVA since 1986, including for the duration of ADVA's Chapter 11 bankruptcy proceeding. See "ADVA's Historical Background". Mr. Down served as ADVA's President from October 1997 until consummation of the Stock Exchange and, from 1998 through March, 2001, served concurrently as President of Advanced Biosensor, Inc. Mr. Down is also President, Secretary and a Director of GIG. Mr. Down was Vice President of Sales and Marketing for ADVA from April 1996 to October 1997, and, since 1986, had also served as a director. Until December 1992 and for more than ten years prior, he served as the president of Design Realizations, Ltd., a closely held corporation founded by Mr. Down. Design Realizations, Ltd. performed industrial design and corporate communications services for Fortune 500 companies as well as ADVA. Mr. Down received a Bachelor of Arts degree in Industrial Design degree from Syracuse University in 1964 and later taught advanced communications and design there as an adjunct professor.

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

         Prof. Dr. Ruud A. M. Pruijm began serving as a Director of ADVA from and after the Closing and was also a Director of GIG until his resignation in April 8, 2002.

         Philip L. van Wijngaarden began serving as a Director of ADVA from and after the Closing and was also a Director of GIG until his resignation from both boards on September 26, 2001.

         Michael Tolson was elected as a Director of ADVA from and after ADVA's 2001 Annual Meeting, and resigned effective March 22, 2002 due to increased demands on his time.

Executive Officers

         The executive officers of ADVA and GIG, its operating subsidiary, as of July 12, 2002, are set forth below:


          Name               Age            Position with ADVA and/or GIG
--------------------------  ---------  ----------------------------------------

Ernst R. Verdonck           41         President, Chief Executive Officer and Chief
                                       Financial Officer of ADVA since May, 2002;

George L Down               62         President and Secretary of GIG since March
                                       2001.



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

         Based solely on a review of the copies of such reports furnished to ADVA and written representations that no other reports were required, during the fiscal year ended March 31, 2002, ADVA believes that its officers, directors and greater than 10% beneficial owners had complied with all Section 16(a) filing requirements[, except for a late Form 5 filed by Mr. Down.]

Item 10. Executive Compensation

         The following table sets forth information regarding compensation paid by the Company and its subsidiaries, including GIG, to the Chief Executive Officer and each Named Officer during the Fiscal Years 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE



                                          Annual Compensation (1)                             Long Term Compensation
                               ------------------------------------------------------- ------------------------------------
                                                                                          Securities
                                                                      Other Annual        Underlying         All Other
                                            Salary        Bonus       Compensation     Option Grants(2)    Compensation
 Name and Principal Position     Year        ($)           ($)             ($)               (#)                ($)
------------------------------ --------- -------------  ----------- ------------------ ----------------- ------------------
Ernst R. Verdonck, President,                n/a           n/a             n/a               n/a                n/a
Chief Executive Officer and
Chief Financial Officer of
ADVA since May, 2002.(3)

Anthony E. Mohr
President and Chief              2002      $110,000        -0-             -0-               -0-                -0-
Executive Officer of ADVA        2001      $110,000        -0-             -0-               -0-                -0-
since March 2, 2001; Chief       2000      $ 39,900        -0-             -0-               -0-                -0-
Executive Officer of GIG.


George L. Down                   2002      $118,583
President of ADVA until          2001        -0-           -0-             -0-               -0-                -0-
March 2, 2001; Secretary of      2000      $  6,500(4)     -0-             -0-               -0-                -0-
ADVA thereafter;  President
and Secretary of GIG

Ronald G. Moyer                  2002        -0-           -0-             -0-               -0-                -0-
Vice President and Treasurer     2001        -0-           -0-             -0-               -0-                -0-
of ADVA until March 2, 2001      2000    $19,500(5)        -0-             -0-               -0-                -0-


Philip Ayoub                     2002        n/a           n/a             n/a               n/a                n/a
Acting Chief Financial           2001      $42,583         n/a             n/a               n/a                n/a
Officer of ADVA and GIG from     2000        n/a           n/a             n/a               n/a                n/a
April, 2000 through July
19, 2001.

------------------
(1) Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of each officer's total salary and bonus.

(2) See "Executive Employment Agreements and Employment Arrangements" for a description of options granted to Messrs. Mohr and Down in connection with their respective employment agreements.

(3) Mr. Verdonck replaced Mr. Mohr as Chief Executive Officer in May 2002, and also serves as ADVA's Chief Financial Officer.

(4) The value of 10,000 shares of Common Stock issued in lieu of cash compensation

(5) The value of 30,000 shares of Common Stock issued in lieu of cash compensation


Employment and Consulting Arrangements

         ADVA has temporarily replaced all of its employment contracts with consulting agreements until which time as it is viable for the company to recruit and retain full time employees again.

         Ernst R. Verdonck. Mr. Verdonck serves as the President, Chief Executive Officer and Chief Financial Officer of ADVA. A Consulting Agreement between the Company and Mr. Verdonck, which secured Mr. Verdonck's services for a six-month term, was approved by ADVA's Board of Directors (with Mr. Verdonck abstaining) effective of May 1, 2002. It includes "work-for-hire", non-disclosure, non-competition, travel and expense reimbursement clauses typically found in such agreements. The agreement includes a retainer of eighty
(80) hours per month, with the option to reserve an additional 24 hours per month at a higher rate. The base monthly payment equals $9,000. ADVA reimburses Mr. Verdonck's reasonable, approved business travel and associated expenses. Mr. Verdonck is eligible for a monthly reimbursement for personal automobile usage at a rate of $0.35 per mile when on company business, including when commuting to and from the ADVA office. The agreement is renewable and termination of the agreement is possible by either party with ninety (90) days notice. Mr. Verdonck is to serve as the President of ADVA and provide management services related to ADVA's corporate and Board functions.

         Subject to Board approval, Mr. Verdonck will also be granted a stock option to purchase 30,000 shares of ADVA Common Stock if he achieves certain specific goals. The agreement also provides for certain incentive compensation based on achieving performance-related milestones as measured by stock trading, share price and the timely accomplishment of specific business goals.

         Anthony E. Mohr. Mr. Mohr was employed by ADVA in January 2000 to serve as its President and Chief Executive Officer. This agreement was terminated on April 30, 2002. The agreement provided Mr. Mohr with a severance package equal to approximately $75,000. Mr. Mohr's termination agreement provides for the repayment of approximately $67,450 in loans, accrued interest, un-reimbursed expenses and deferred salary to be divided into four equal tranches paid monthly commencing on May 1, 2002. A Consulting Agreement between ADVA and Prudens~Consulo LLC, which secured Mr. Mohr's services for a one year term, was approved by the ADVA Board of Directors (with Mr. Mohr abstaining) with an effective date of May 1, 2002. It includes "work-for-hire", non-disclosure, non-competition, travel and expense reimbursement clauses typically found in such agreements. The agreement includes a base retainer of eighty (80) hours per month with the option to retain an additional twenty-four (24) hours per month at a higher rate. The base monthly payment equals $10,000. The Company reimburses Mr. Mohr's reasonable, approved business travel and associated expenses. Mr. Mohr is eligible for a monthly reimbursement for personal automobile usage at a rate of $0.35 per mile when on company business. The agreement is renewable and termination of the agreement is possible by either party with ninety (90) days notice. Mr. Mohr's charter is to provide strategic consultation on all aspects of operations, technology and marketing. Subject to Board approval, Mr. Mohr will also be granted a stock option to purchase 25,000 shares of ADVA Common Stock. If ADVA fulfills the terms of both the termination and consulting agreements, Mr. Mohr has agreed to waive his rights to the severance package due him under his prior employment agreement. If ADVA defaults on the terms of either agreement, all monies due Mr. Mohr, including the current value of the severance package will become due and owing immediately and ADVA will be required to pay a lump sum total within ten (10) days of the default.

         George L. Down. Mr. Down was previously employed by GIG to serve as its President. Mr. Down's employment agreement, signed on May 1, 2001 was terminated on May 1, 2002. This agreement provided Mr. Down with a severance package with an approximate value of $35,000. His termination agreement provides for the repayment of approximately $31,250 in un-reimbursed expenses and deferred salary to be divided into four equal tranches paid monthly commencing on May 3, 2002. The termination agreement also calls for the vesting as of May 1, 2002 of 75,000 share options previously included in his employment agreement. A Consulting Agreement between the Company and Mr. Down which secured Mr. Down's services for a six-month term, was approved by the ADVA Board of Directors (with Mr. Down abstaining) with an effective date of May 3, 2002. It includes customary "work-for-hire", non-disclosure, non-competition, travel and expense reimbursement clauses typically found in contracts of this type. Mr. Down's consulting agreement includes a retainer of one hundred (100) hours per month with the option to reserve an additional thirty (30) hours per month at a higher rate. The base monthly payment equals $6,250. ADVA reimburses Mr. Down's reasonable, approved business travel and associated expenses. Mr. Down is eligible for a monthly reimbursement for personal automobile usage at a rate of $0.35 per mile when on company business, including when commuting to and from the ADVA office. The agreement is renewable and termination of the agreement is possible by either party with ninety (90) days notice. Mr. Down is to serve as the President of GIG and provide management services related to ADVA's corporate and Board functions. Subject to Board approval, Mr. Down will also be granted a stock option to purchase 100,000 shares of ADVA Common Stock. The first 50,000 shares vest on the effective date of Mr. Down's agreement. The remaining shares vest if specific performance goals are achieved. If ADVA fulfills the terms of both the termination and consulting agreements, Mr. Down will waive his rights to the severance package due him under his prior employment agreement. If ADVA defaults on the terms of either agreement, all monies due Mr. Down, including the current value of the severance package, will become due and owing immediately and ADVA will be required to pay a lump sum total within ten (10) days of the default.

         Thomas A. Kruger. Effective May 1, 2002, Mr. Kruger serves as a financial controller for a six (6) month term under a consulting agreement. Mr. Kruger is reimbursed at the rate of $50 per hour based on a minimum of 86 hours per month. Additional hours requested by ADVA or GIG are charged at a rate of $75 per hour. Mr. Kruger has also been granted options to purchase 25,000 shares of ADVA Common Stock. Of these, 6,250 options vested on February 1, 2002, with additional tranches of 6,250 options vesting on each of May 1, August 1 and November 1, 2002.

         We expect to retain other staff for technology and marketing efforts in the near future.

Options/SAR Grants During Fiscal 2002

         No stock appreciation rights (SARs) were granted in fiscal 2002. The following table sets forth information regarding options granted during the last fiscal year.

                                                        Individual Grants
----------------------------------------------------------------------------------------------------------------------
         (a)                        (b)                        (c)                      (d)                  (e)
                                 Number of               Percent of Total
                                Securities               Options Granted
                             Underlying Options            to Employees           Exercise or Base        Expiration
         Name                   Granted (#)              in Fiscal Year             Price ($/Sh)             Date
-----------------------    -----------------------    ----------------------    ---------------------    -------------
George Down                       100,000                      89%                      $1.75              4/23/2011


Aggregated Options/SARs Exercised in Fiscal 2002 and Fiscal year End Option/SAR Values

         There were no exercises of options during the last fiscal year. Options to acquire 112,500 shares of ADVA Common Stock are currently outstanding. In June 2000, in connection with the Agreement of Stock Exchange, Mr. Jones released all his unexercised options in favor of ADVA.



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of July 12, 2002, the beneficial ownership of ADVA Common Stock: (i) by each person known by the Company to be the beneficial owner of five percent or more of ADVA outstanding Common Stock;
(ii) by each director and nominee for director of ADVA; (iii) by the Chief Executive Officer and the five most highly compensated executive officers (the "Named Officers") whose compensation exceeded $100,000 during the year ended March 31, 2002 ("Fiscal 2002") and certain other executive officers who were not serving as executive officers at the end of the last fiscal year, and (iv) by the directors, director nominees and executive officers of ADVA as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. Information as to beneficial ownership is based solely upon statements furnished to ADVA by such persons.

                                                         Number of Shares
Beneficial Owners (1)                                   Beneficially Owned                Percent of Class
---------------------------------------------  ---------------------------------------  ---------------------

Anthony E. Mohr                                              3,542,621                           26.87

Heydael B.V.                                                 1,048,630 (2)                        7.95
Engweg 21
1251 LK Laren
The Netherlands

Hendrik Smit
Engeweg 21                                                   1,048,630                            7.95
1251 LK Laren
The Netherlands

Hacken Investments Limited                                     769,230 (3)                        5.83
Aleman Cordero Galindo & Lee Trust
PO Box 3175 Road Town
Tortola, British Virgin Islands

Sybren Ijtsen Zeilstra                                         800,000                            6.07
Koninginnegracht 49
2514 AE The Hague
The Netherlands

Meijer Lavino                                                  800,000                            6.07
2 Vosholdal
2930 Brasschaat
Belgium

Prof. Dr. Ruud A. M. Pruijm                                      7,500 (4)                           *
"Leeuwenflat"  `s-Lands Werf 137
3063 GD Rotterdam
The Netherlands

Ernst R. Verdonck                                                7,500 (5)                           *

Ronald G. Moyer                                                360,000 (6)                        2.73
6 Woodcross Drive
Columbia, SC  29212

C. Roger Jones                                                 330,000 (7)                        2.50
3050 Briarcliffe Rd.
Winston-Salem, NC  27106

George L. Down                                                 136,577 (8)                           *
6 Woodcross Drive
Columbia, SC  29212


Officers & Directors as a Group (9 Persons)                  4,016,698                            30.5

------------------------------------

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

(4) Dr. Pruijm served on ADVA's board of directors until his resignation on April 8, 2002. He was also an advisory board member of Chatelin Capital Partners Limited, a firm providing investment banking, advisory and related services to GIG. See "Certain Relationships and Related Transactions".

(5) Ernst R. Verdonck began serving as ADVA's President, CEO, CFO and as a member of ADVA's Board of Directors on May 1, 2002. Mr. Verdonck received 7,500 shares of ADVA Common Stock in compensation for work done in connection with the March, 2001 share exchange with shareholders of GIG.

(6) Ronald G. Moyer has sole dispositive power over 30,000 shares and is deemed the beneficial owner of 330,000 shares owned of record by Biotel, Inc. through his control over the voting power of those shares. Mr. Moyer resigned from the Board upon the election of new directors at the Company's annual meeting on September 25, 2001.

(7) C. Roger Jones is deemed the beneficial owner of these shares through his control as a director of Biotel, Inc. over the voting power of those shares.

(8) Includes options exercisable for 100,000 shares, 8,647 shares owned of record by the Helen L. Down Trust (Helen Down is the mother of Mr.
         Down) for which Mr. Down serves as trustee, and (ii) 1,208 shares owned of record by members of Mr. Down's family.

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

Employee Loans

         GIG

         Anthony Mohr, Chairman of ADVA's Board and then-President of GIG, loaned GIG $62,500 on January 14, 2000 carrying an annual interest rate of 10%. The loan repayment amount was later offset by the repayment of loans from GIG to Mr. Mohr of approximately $29,000, also carrying an annual interest rate of 10%. Mr. Mohr's termination agreement provides for the repayment of this loan in four equal monthly installments. Repayment shall be complete under this schedule by September 1, 2002.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-KSB. Management contracts and compensatory plans, contracts and arrangements are indicated by "*".


 Exhibit No.                  Description
 ----------                   ------------

    2.1      Agreement of Stock Exchange, as amended, dated June 19, 2000 (1)

    2.2 Amendment (2.01) to Agreement of Stock Exchange dated February 21, 2001. (1)

    2.3      Stock Exchange Joinder Agreement dated February 21, 2001. (1)

    2.4      Escrow Agreement dated February 7, 2001.  (1)

    2.5      Waiver dated February 21, 2001.  (1)

    2.6      Funding Agreement dated February 21, 2001.  (1)

    3.1      ADVA Articles of Incorporation (Amended).  (2)

    3.2      ADVA By-laws.  (2)

    4.1      Registration Rights Agreement dated as of March 2, 2001. (1)

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

    4.5      Termination and Mutual Release dated May 31, 2000. (1)

    4.6      Share Certificate. (4)

    4.7      ADVA 2001 Stock Option Plan. (4)

    4.8      C. Roger Jones - Release of Stock Options dated June 20, 2000. (1)

    10.1 Intellectual Property Rights Transfer Agreement dated February 12, 2000. (1)

    10.2     Intentionally Omitted

   *10.3     Consulting Agreement between ADVA and Ernst. R. Verdonck (5)

    *10.4    Consulting Agreement between ADVA and Prudens-Consulo LLC (5)

    *10.5    Consulting Agreement between ADVA and George L. Down

    *10.6    Consulting Agreement between ADVA and Tom Kruger Associates (5)

    *10.7    Consulting Agreement between ADVA and Robert A. F. Eijkelhof (5)

    *10.8    Termination Agreement between ADVA and Anthony E. Mohr (5)

    *10.9    Termination Agreement between ADVA and George L. Down

    10.10    First Loan Agreement by and between GIG and Newick
             Developments Limited dated February 2, 2000. (1)

    10.11 First Loan Agreement by and between GIG and Koenig Invest AG dated February 2, 2000. (1)

    10.12    Second Loan Agreement by and between GIG and Newick
             Developments Limited dated February 2, 2000. (1)

    10.13 Second Loan Agreement by and between GIG and Koenig Invest AG dated February 2, 2000. (1)

    10.14 Lease between ADVA and Rock Hill Business Technology Center, L.P. dated May 23, 2001. (4)

    10.15    Promissory Note between ADVA and Lagan Investments (5)

    10.16 Promissory Note between ADVA and Newick Development Ltd. dated November 27, 2001

    10.17 Promissory Note between ADVA and Christiaan Ouwinga dated November 27, 2001

    10.18 Promissory Note between ADVA and Christopher Schuijt dated November 27, 2001

    10.19    Promissory Note between ADVA and Hugo Heerema dated November
             27, 2001.

    10.20    Promissory Note between ADVA and J. G. Drescher dated November
             27, 2001.

    10.21    Promissory Note between ADVA and A. Bos dated November 27,
             2001.

    10.22    Trademark Security Agreement dated June 27, 2002.

    10.23    Copyright Security Agreement dated June 27, 2002

    10.24    Promissory Note between ADVA and Koenig Invest AG dated July
             12, 2002.

    10.25 Promissory Note between ADVA and Newick Developments Ltd. dated July 12, 2002.

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

-------------------

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

(4) Previously filed with the Securities and Exchange Commission on July 13, 2001 on Form 10-KSB.

(5) Previously filed with the Securities and Exchange Commission on May 17, 2002 on Form 8-K.


         (b) Reports on Form 8-K

         We filed no reports on Form 8-K during the last quarter of fiscal year 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ADVA has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                               ADVA INTERNATIONAL INC.

Date:  July 15, 2002           By:  /s/Ernst R. Verdonck
                                    -------------------------------------------
                                    Ernst R. Verdonck, Chief Executive Officer
                                    (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ADVA and in the capacities and on the dates indicated.

Signature                                      Title                                          Date
----------                                     -----                                        --------
/s/Ernst R. Verdonck                           Chief Financial Officer (principal           July 15, 2002
------------------------------------           financial and accounting officer)
Ernst R. Verdonck

/s/Anthony E. Mohr                             Director                                     July 15, 2002
------------------------------------
Anthony E. Mohr

/s/George L. Down                              Director                                     July 15, 2002
------------------------------------
George L. Down

                                               Director                                     July 15, 2002
------------------------------------
C. Roger Jones

                                    PART F/S






                             ADVA International Inc.
                                 and Subsidiary
                        (A Development Stage Enterprise)






                        Consolidated Financial Statements
               Years Ended March 31, 2002 and 2001 and Cumulative
             Period April 2, 1998 (Inception) through March 31, 2002

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                                    Contents







Report of Independent Certified Public Accountants                        3

Consolidated financial statements
    Balance sheet                                                       4-5
    Statements of operations                                              6
    Statements of changes in stockholders' equity (deficiency)            7
    Statements of cash flows                                              8

Notes to consolidated financial statements                              9-18

Report of Independent Certified Public Accountants

ADVA International, Inc.
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheet of ADVA International, Inc. and subsidiary (a development stage enterprise) as of March 31, 2002, and the consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended March 31, 2002 and 2001 and the cumulative period from April 2, 1998 (inception) through March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADVA International, Inc. and subsidiary (a development stage enterprise) as of March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001 and the cumulative period from April 2, 1998 (inception) through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no significant operating history and, from April 2, 1998 (inception) to March 31, 2002 has generated a net loss of $3,319,291, and as of March 31, 2002 had a working capital deficiency of $702,830 and a stockholders' deficiency of $1,348,291, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO Seidman, LLP
Philadelphia, Pennsylvania

July 1, 2002, except for Note 5, which is as of July 12, 2002.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet




March 31,                                                               2002
------------------------------------------------------------------------------

Assets

Current assets
     Cash and cash equivalents                                   $     4,401
     Receivables                                                       1,714
------------------------------------------------------------------------------

Total current assets                                                   6,115

Software                                                             318,436

Property and equipment, net (Note 10)                                 20,384

Deferred financing costs, net of accumulated amortization
     of $404,760 (Notes 4 and 5)                                     512,740

Security deposit                                                       2,979
------------------------------------------------------------------------------

Total assets                                                     $   860,654
==============================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet



March 31,                                                               2002
------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities
     Notes payable (Note 6)                                  $        85,000
     Accrued professional fees                                       294,895
     Accrued interest                                                151,033
     Accrued compensation                                             79,831
     Accounts payable and accrued expenses, other                     58,746
     Due to officer                                                   39,440
------------------------------------------------------------------------------

Total current liabilities                                            708,945

Long-term debt (Notes 4 and 5)                                     1,500,000
------------------------------------------------------------------------------

Total liabilities                                                  2,208,945
------------------------------------------------------------------------------

Commitments (Note 8)

Stockholders' deficiency (Notes 4, 8 and 9)
     Class A preferred stock, no par value
         Authorized 4,000 shares, none issued                             --
     Class B preferred stock, no par value
         Authorized 6,000 shares, none issued                             --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 13,185,194 shares                     13,185
     Additional paid-in capital                                    1,957,815
     Deficit accumulated during the development stage             (3,319,291)
------------------------------------------------------------------------------

Total stockholders' deficiency                                    (1,348,291)
------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency               $       860,654
==============================================================================

                    See accompanying notes to consolidated financial statements.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statement of Operations


                                                                                                        Cumulative
                                                                                                            Period
                                                                                                          April 2,
                                                                                                              1998
                                                                                                       (inception)
                                                                                                           through
                                                                        Year ended March 31,             March 31,
                                                                    2002                  2001              2002
------------------------------------------------------------------------------------------------------------------
Sales, license fees                                      $            --       $           --      $         8,484
------------------------------------------------------------------------------------------------------------------

Operating expenses
     Salary and employee related                                 238,303               115,046             586,033
     General and administrative                                  672,338               255,111           1,208,495
     Expenses related to mergers                                  30,336               883,288             995,278
------------------------------------------------------------------------------------------------------------------

Total operating expenses                                         940,977             1,253,445           2,789,806
------------------------------------------------------------------------------------------------------------------

Loss from operations                                            (940,977)           (1,253,445)         (2,781,322)
------------------------------------------------------------------------------------------------------------------

Other income (expense)
     Miscellaneous income                                             --                    --               1,305
     Interest (expense), officer                                  (5,924)               (6,233)            (14,145)
     Interest (expense), debt                                   (285,239)             (230,088)           (557,202)
     Interest income                                               7,445                22,055              32,073
------------------------------------------------------------------------------------------------------------------

Total other expense, net                                        (283,718)             (214,266)           (537,969)
------------------------------------------------------------------------------------------------------------------

Net loss                                                 $    (1,224,695)        $  (1,467,711)    $    (3,319,291)
==================================================================================================================

Basic and diluted loss per share                         $          (.09)        $        (.12)    $          (.28)
==================================================================================================================

Weighted average shares outstanding                           13,185,194            12,220,956          11,998,408
==================================================================================================================

          See accompanying notes to consolidated financial statements.

                    ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)

                                                                                 Deficit                        Total
                                                                             Accumulated                       Stock-
                                         Common Stock          Additional     During the          Stock      holders'
                                     -------------------          Paid-In    Development   Subscription        Equity
                                     Shares       Amount          Capital          Stage     Receivable  (Deficiency)
---------------------------------------------------------------------------------------------------------------------
Balance, April 2, 1998
  (inception)                             --   $        --   $        --     $      --     $       --     $       --

Common stock issued,
  May 14, 1998                         1,000            10       300,990             --         (1,000)       300,000

Net loss                                                --            --       (287,851)            --       (287,851)
---------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                1,000            10       300,990       (287,851)        (1,000)        12,149

Original issue discount
  arising from options
  granted in connection
  with debt, January 14,
  2000 (Note 4)                           --            --       900,000             --             --       900,000

Net loss                                  --            --            --       (339,034)            --       (339,034)
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                1,000            10     1,200,990       (626,885)        (1,000)      573,115

Common stock issued,
  May 17, 2000 (Note 4)                   13            --       300,000             --             --       300,000

Stock options exercised,
  May 17, 2000 (Note 4)                  176             2       449,998             --             --       450,000

Recapitalization,
  March 2, 2001 (Note 1)          13,184,005        13,173       (13,173)            --             --            --

Receipt of stock subscription,
  March 2, 2001                           --            --            --             --          1,000         1,000

Net loss                                  --            --            --     (1,467,711)            --    (1,467,711)
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001           13,185,194        13,185     1,937,815     (2,094,596)            --      (143,596)

Net loss                                  --            --            --     (1,224,695)            --    (1,224,695)

Options issued as
  compensation for services
  rendered by nonemployees                --            --        20,000             --             --        20,000
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002          $13,185,194   $    13,185   $ 1,957,815    $(3,319,291)   $        --   $(1,348,291)
--------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                    ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows

                                                                                                  Cumulative
                                                                                                      Period
                                                                                                    April 2,
                                                                                                        1998
                                                                                                 (inception)
                                                                                                     through
                                                                         Year ended March 31,      March 31,
                                                                         2002           2001            2002
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net loss                                                         $  (1,224,695)  $ (1,467,711)    $ (3,319,291)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation                                                       5,293             --            5,293
         Amortization of deferred finance costs                           183,605        183,342          404,760
         Options issued for services rendered                              20,000             --           20,000
         Changes in assets and liabilities
              (Increase) decrease in assets
                  Receivables                                              (1,714)           --            (1,714)
                  Security deposit                                         (2,979)           --            (2,979)
                  Prepaid expenses                                         56,500        (56,500)              --
              Increase (decrease) in liabilities
                  Accrued transaction and creditor payables              (299,440)       300,000              560
                  Accounts payable and accrued expenses                   359,536       (122,994)         583,945
-----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                    (903,894)    (1,163,863)      (2,309,426)
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Capital expenditures                                                 (25,677)            --          (25,677)
     Expenditures for software                                           (118,436)            --         (318,436)
     Loan from officer                                                      5,925            854           39,440
-----------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                      (138,188)           854         (304,673)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds of notes payable                                             85,000             --           85,000
     Proceeds from long-term debt, net of finance fees                         --      1,190,000        1,482,500
     Proceeds from stock issuance and subscription                             --        751,000        1,051,000
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                  85,000      1,941,000        2,618,500
-----------------------------------------------------------------------------------------------------------------

      Net (decrease) increase in cash and cash equivalents               (957,082)       777,991            4,401

Cash and cash equivalents at beginning of year                            961,483        183,492               --
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                            $       4,401   $    961,483   $        4,401
-----------------------------------------------------------------------------------------------------------------

Noncash activity
     During the year ended March 31, 2000, the Company incurred $900,000 in noncash deferred finance charges from options for common stock issued with debt. The amount was credited to additional paid-in capital.
-------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

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

2.      Business                   Business Operations
        Operations
        and Basis of               From April 2, 1998 (inception) to March 31,
        Presentation               2000, the Company maintained operations in
                                   the Netherlands and in April 2000 moved all operations to the United States. The Company is in the development stage and planned principal operations have not yet commenced.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                   The Company develops and markets applications software running on the Linux (the "Linux(R) OS") and UNIX (the "UNIX(R) OS") operating systems. The Company's present software product, first developed for the UNIX(R) OS, is believed to be the only complete 3D solid modeling, animation and rendering system currently available on the Linux(R) OS. The Company's software has been designed for use by digital content creators in the production of 3D film and video special effects, animation, computer-aided design/manufacture
                                   ("CAD/CAM") and scientific visualization,
                                   Internet web site, print graphics and virtual television production. Since acquiring the software and the related source code in February 2000, the Company has been developing and executing marketing plans for sales of the software to users in the Linux(R) and UNIX(R) OS communities as well as enhancing the compatibility of the products to these and other platforms. Although saleable in a variety of 3D graphics segments, the Company expects to focus its short-term marketing and sales efforts on the CAD/CAM segment.

                                   The Company's success will depend in part on its ability to obtain patents and product license rights, maintain trademark protection and trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents or trademarks issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

                                   Basis of Presentation

                                   The Company has no significant operating history and, from April 2, 1998 (inception) to March 31, 2002, has generated a net loss of $3,319,291. This loss has been financed by proceeds from equity and debt issuances. Also, as of March 31, 2002, the Company has a working capital deficiency of $702,830 and a stockholders' deficiency of $1,348,291. During fiscal 2003, management intends to commence principal operations. Earnings from operations are expected to provide working capital. In May 2002, the Company entered into a new loan agreement that will provide the Company with proceeds of $500,000 to extinguish outstanding liabilities and provide working capital through August 2002. The Company is also seeking additional working capital through additional loan proceeds and/or the sale of additional shares of its common stock. There can be no assurance that management will be successful in its efforts.

                                   The accompanying consolidated financial
                                   statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

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

                                   Research and Development

                                   Internal research and development costs are expensed as incurred. Research and development costs of approximately $11,500, $9,000 and $153,500 for the years ended March 31, 2002 and 2001 and for the cumulative period from April 2, 1998 (inception) through March 31, 2002, respectively, are included in general and administrative expenses in the accompanying statements of operations.

                                   Deferred Finance Costs

                                   The deferred finance costs arising from the incurrence of long-term debt are being amortized using the straight-line method over the five-year terms of the related debt.

                                   Software Costs

                                   Software costs represent amounts paid to third parties during February 2000 to acquire technologically feasible software and its related source code and $118,436 of additional development costs incurred during the year ended March 31, 2002 to modify and adapt the software to platforms other than Linux. The Company will begin amortizing, over a three-year period, the software costs when sales commence on a commercial basis. The Company will continue to evaluate any impairments to the software on a periodic basis.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                   Property and Equipment

                                   Property and equipment are stated at cost less accumulated depreciation and amortization. Additions and betterments are capitalized and maintenance and repairs are charged to current operations. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and the gain or loss on such dispositions is included in current operations. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the respective assets.

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

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


                                   Long-Lived Assets

                                   The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on the sum of the expected future undiscounted cash flows. As of March 31, 2002, the Company has determined that no impairment has occurred.

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

                                            Net Loss Per Share

                                   Historic basic and diluted net loss per share are calculated using the weighted average number of shares of common stock outstanding during each period. Equivalent common shares consist of options granted to officers, directors and consultants. These options have been excluded from the calculation of diluted net loss per share since the effect is antidilutive.

4.      Share Purchase             In January 2000, GIG entered into a Share
        and Shareholders'          Purchase and Shareholders' Agreement with
        Agreement                  five other parties. The agreement was
                                   established in order to promote the growth of GIG either through an initial public offering or merger with a publicly held company. The agreement provided that one of the five parties purchase 100 shares of GIG stock from its chief executive officer and two other parties ("lenders") advance
                                   $300,000 to GIG in the form of loans (see
                                   Note 5). In addition, the agreement granted an option to purchase 30% of GIG's outstanding stock from its chief executive officer to a party providing consulting and other services. Such option was exercised on May 17, 2000 upon the advance to GIG of $400,000, representing the first tranche of additional loans aggregating $1,200,000 from the lenders. In connection with the granting of the option, GIG recorded deferred financing costs of $900,000 (representing the estimated fair value of the option based on application of the Black-Scholes option pricing model utilizing a risk free rate of 6.38%, volatility of .00001, and an expected life of five years), of which $180,000 was amortized to interest expense for both of the years ended March 31, 2002 and 2001.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

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

5.      Long-Term                  In February 2000, the Company received the
        Debt                       first advance from its lenders. The loan
                                   agreements provide for an aggregate amount of $1,500,000, of which $1,500,000 and
                                   $300,000 were outstanding as of March 31, 2001 and 2000, respectively. The loans carry an interest rate of 6.5% per annum. Interest on each advance is accrued on a daily basis and is payable 18 months from the date of each advance and, thereafter, at the end of each of the succeeding three month periods. Under the terms of the loan agreements, the first interest payment was due in August 2001. The Company has failed to make timely interest payments and as of March
                                   31, 2002, the Company was in default of the loan agreements for which waivers were obtained. In connection with the granting of the waivers, the Company and its lenders have agreed to negotiate for the issuance of the Company's common stock to the lenders in satisfaction of any unpaid accrued interest on the loans until July 1, 2003 at a conversion price of $.70 per share.

                                   The loans are due generally five years from January 14, 2000. The loans were intended to be secured by an escrow agreement under which the source code for the Company's software is held as collateral. Such source code is being held as collateral under a vendor obligation. One of the lenders and certain common stockholders share a common managing director. Additionally, a director of the other lender owns shares in a stockholder of the Company. Deferred finance fees of $17,500, withheld from the loan proceeds, are being amortized over the five-year terms of the agreements.

6.      Notes Payable              On November 27, 2001, the Company obtained
                                   financing pursuant to promissory notes with six lenders. The notes provide for an aggregate amount of $85,000, of which the entire amount was outstanding as of March
                                   31, 2002. The notes carry an interest rate of 7.5% per annum. The notes and all accrued interest are payable within 12 months from the date of the advance. Subject to approval of the Company's Board of Directors, the notes allow the lenders to convert any principal balance of the note and all outstanding accrued interest into common stock of the Company at a conversion rate of $0.70 per share within 12 months from the date of the advance.

                                   On May 1, 2002, the Board of Directors of the Company approved the terms of a promissory note with a finance company, which establishes a loan facility of $500,000 with an interest rate of 7.5% per annum, to be repaid, including all accrued interest, within one year from the date of the first advance. The loan proceeds are to be disbursed to the Company in four monthly tranches beginning in April 2002 to be used to pay outstanding salaries, expenses and fees and to provide working capital to the Company. Subject to approval of the Company's Board of Directors and within one year of issuance of the note, the note allows the lender to convert the outstanding principal amount and outstanding interest into common stock of the Company at a conversion rate of $0.35 per share.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

7.      Income Taxes               The Company has net operating loss
                                   carryforwards aggregating approximately
                                   $2,042,000 at March 31, 2002, expiring
                                   through 2022. SFAS No. 109 requires the
                                   establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards and that some losses may be limited to the extent they were generated from operations outside of the United States and due to recent changes in the Company's stock ownership, which could limit the utilization of the available carryforward for federal income tax purposes, a deferred tax asset of approximately $762,000 is offset by a valuation allowance of the same amount.

8.      Commitments                Leases

                                   In May 2001, the Company entered into a
                                   noncancelable lease agreement for office space in Rock Hill, South Carolina. The lease is for a three-year period with minimum annual rental payments of approximately $18,000.

                                   Rent expense was approximately $25,000 in 2002 and $12,000 in 2001.

                                   Employment and Consulting Agreements

                                   In January 2000, the Company entered into an employment agreement with the former chief executive officer that provided for payments of $110,000 per year along with certain other benefits in exchange for defined services to be performed by the employee. Effective May 1, 2002, the employment agreement was terminated and a consulting agreement with the former chief executive officer was executed concurrently.

                                   On April 23, 2001, the Board of Directors granted an Incentive Stock Option (see Note
                                   9) to the President of GIG who is also a Director to purchase 100,000 shares of common stock in connection with an employment agreement with GIG. The Incentive Stock Option will vest in four equal annual increments starting on April 23, 2001. The exercise price was based upon the closing price of the common stock on April 23, 2001 or $1.75 per share. Effective May 1, 2002, the employment agreement and Incentive Stock Option were terminated and on May 3, 2002, a consulting agreement, with the former president of GIG, was executed.

                                   On May 1, 2001, the Company entered into a one-year contractual agreement with a consultant who acted as chief financial advisor to the Company. The agreement provided for payment of $4,300 monthly. The Company also granted an Incentive Stock Option (see Note 9) to acquire 25,000 shares of common stock which vests in equal quarterly increments beginning August 1, 2001. Effective December 1, 2001, the agreement was canceled by the consultant, which resulted in the cancellation of the Incentive Stock Option. On April 1, 2002, the Company entered into a new contractual agreement with this consultant.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                   Subsequent to March 31, 2002, the Company entered into five contractual agreements, generally for a six-month period, with consultants who will act as officers or occupy key positions in the Company and GIG. The agreements replace certain employment contracts described above, provide monthly payments between $2,000 and $10,000 and are cancelable by either the Company or the consultant with between 30-90 days notice. Additionally, certain of the agreements provided for the granting of Incentive Stock Options to acquire an aggregate of 107,500 shares of common stock, which vest between 90 and 180 days from the grant dates. The exercise price will be based on the per share market price on the date that the options were approved by the Board of Directors. The fair value of these options will be expensed in fiscal 2003.

9.      Stock Option               The Company, upon approval of the
        Plan                       stockholders on September 26, 2001, adopted
                                   the 2001 Stock Option Plan (the "Plan") to provide for grants of options to purchase shares of common stock to officers, key employees, directors and consultants of the Company who are eligible to participate in the Plan. 1,400,000 shares of common stock have been reserved for issuance under the Plan.

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

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements



                                   The Company has granted options to acquire shares of common stock to officers, directors and consultants as follows:

                                                                    Option Shares
                                  ----------------------------------------------------------------------------------

                                                                Options Outstanding       Options Exercisable
                                                            ------------------------   --------------------------

                                                                           Weighted                     Weighted
                                                                            Average                      Average
                                                                           Exercise                     Exercise
                                                              Shares          Price       Shares           Price
                                  -------------------------------------------------------------------------------

                                  Balance,
                                      March 31, 2001              --   $         --           --    $         --
                                  Granted                    137,750           1.61           --              --
                                  Exercised                       --             --           --              --
                                  Forfeited                  (25,500)          1.24           --              --
                                  -------------------------------------------------------------------------------

                                  Balance,
                                      March 31, 2002         112,250   $       1.69       27,450    $       1.65
                                  -------------------------------------------------------------------------------

                                   The following table summarizes information about stock options outstanding at March 31, 2002:

                                                          Options Outstanding             Options Exercisable
                                                  ------------------------------------   -----------------------

                                                                  Weighted
                                                                   Average   Weighted                  Weighted
                                  Range of                       Remaining    Average                   Average
                                  Exercise            Number   Contractual   Exercise        Number    Exercise
                                  Prices          Outstanding   Life (yrs)      Price    Exercisable      Price
                                  ---------------------------------------------------------------------------------

                                  $.01 - $.75          2,250          9.50 $      .58           450  $      .58
                                  1.25                10,000          9.63       1.25         2,000        1.25
                                  1.75               100,000          9.08       1.75        25,000        1.75
                                  ---------------------------------------------------------------------------------

                                  $.01 - $1.75       112,250          9.14 $     1.69        27,450  $     1.65
                                  ---------------------------------------------------------------------------------


                                   The options were to generally vest at various dates through April 2004. (See Note 8).

                                   Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method defined in this statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002:

                                                                          2002
                                  --------------------------------------------

                                  Risk-free interest rate                4.65%
                                  Volatility factor                       100%
                                  Expected dividend yield                   0%
                                  Weighted-average expected life      10 years
                                  --------------------------------------------

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss was as follows:

                                  Year ended March 31,                                                        2002
                                  -----------------------------------------------------------------------------------
                                  Net loss - as reported                                            $    (1,224,695)
                                  Net loss - pro forma                                                   (1,264,695)
                                  Basic and diluted loss per share
                                      As reported                                                   $          (.09)
                                      Pro forma                                                                (.10)
                                  -----------------------------------------------------------------------------------

10.     Property and              As of March 31, 2002, property and equipment
        Equipment                 consisted of the following:


                                  March 31,                                                     2002
                                  ----------------------------------------------------------------------------------

                                                                                        Estimated
                                                                                           Useful
                                                                                          Life in
                                                                                            Years
                                  ----------------------------------------------------------------------------------

                                  Computers and office equipment                                3       $   12,943
                                  Furniture and fixtures                                        5           12,734
                                  ----------------------------------------------------------------------------------

                                                                                                            25,677
                                  Less accumulated depreciation                                              5,293
                                  ----------------------------------------------------------------------------------

                                                                                                        $   20,384
                                  ----------------------------------------------------------------------------------

                                   Depreciation expense for the years ended
                                   March 31, 2002 and 2001 was $5,293 and $-0-,
                                   respectively.

                                 EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-B)

Exhibit No.                                  Description of Exhibits                                    Page
-------------   ----------------------------------------------------------------------------------  ------------
2.1             Agreement of Stock Exchange, as amended, dated June 19, 2000 (1)                          --

2.2             Amendment (2.01) to Agreement of Stock Exchange dated February 21, 2001. (1)              --

2.3             Stock Exchange Joinder Agreement dated February 21, 2001.  (1)                            --

2.4             Escrow Agreement dated February 7, 2001.  (1)                                             --

2.5             Waiver dated February 21, 2001.  (1)                                                      --

2.6             Funding Agreement dated February 21, 2001.  (1)                                           --

3.1             ADVA Articles of Incorporation (Amended).  (2)                                            --

3.2             ADVA By-laws.  (2)                                                                        --

4.1             Registration Rights Agreement dated as of March 2, 2001.  (1)                             --

4.2             Intentionally Omitted                                                                     --

4.3             Share Purchase and  Shareholders'  Agreement among GIG, Chatelin Capital Partners         --
                Limited, Jolec Trading Limited, Anthony Mohr, Koenig Invest AG and Newick
                Developments Limited. (1)

4.4             Consultancy  Agreement  between GIG and Chatelin  Capital  Partners Limited dated         --
                January 21, 2000. (1)

4.5             Termination and Mutual Release dated May 31, 2000.  (1)                                   --

4.6             Share Certificate.  (4)                                                                   --

4.7             ADVA 2001 Stock Option Plan.  (4)                                                         --

4.8             C. Roger Jones - Release of Stock Options dated June 20, 2000.  (1)                       --

10.1            Intellectual Property Rights Transfer Agreement dated February 12, 2000.  (1)
                                                                                                          --

10.2            Intentionally Omitted                                                                     --

*10.3           Consulting Agreement between ADVA and Ernst. R. Verdonck  (5)                             --

*10.4           Consulting Agreement between ADVA  and Prudens-Consulo LLC   (5)                          --

*10.5           Consulting Agreement between ADVA and George L. Down                                     E-1

*10.6           Consulting Agreement between ADVA and Tom Kruger Associates  (5)                          --

*10.7           Consulting Agreement between ADVA and Robert A. F. Eijkelhof  (5)                         --

*10.8           Termination Agreement between ADVA and Anthony E. Mohr (5)                                --

*10.9           Termination Agreement between ADVA and George L. Down                                    E-13

10.10           First Loan  Agreement by and between GIG and Newick  Developments  Limited  dated         --
                February 2, 2000.  (1)

10.11           First Loan  Agreement by and between GIG and Koenig  Invest AG dated  February 2,         --
                2000.  (1)

10.12           Second Loan  Agreement by and between GIG and Newick  Developments  Limited dated         --
                February 2, 2000.  (1)

10.13           Second Loan  Agreement by and between GIG and Koenig Invest AG dated  February 2,         --
                2000.  (1)

10.14           Lease between ADVA and Rock Hill Business  Technology Center,  L.P. dated May 23,         --
                2001.  (4)

10.15           Promissory Note between ADVA and Lagan Investments  (5)                                   --

10.16           Promissory Note between ADVA and Newick Development Ltd. dated November 27, 2001
                                                                                                         E-19

10.17           Promissory Note between ADVA and Christiaan Ouwinga dated November 27, 2001
                                                                                                         E-22

10.18           Promissory Note between ADVA and Christopher Schuijt dated November 27, 2001
                                                                                                         E-25

10.19           Promissory Note between ADVA and Hugo Heerema dated November 27, 2001.
                                                                                                         E-28

10.20           Promissory Note between ADVA and J. G. Drescher dated November 27, 2001.
                                                                                                         E-31

10.21           Promissory Note between ADVA and A. Bos dated November 27, 2001.                         E-34

10.22           Trademark Security Agreement  dated June 27, 2002.                                       E-37

10.23           Copyright Security Agreement dated June 27, 2002                                         E-41

10.24           Promissory Note between ADVA and Koenig Invest AG dated July 12, 2002.                   E-51

10.25           Promissory Note between ADVA and Newick Developments Ltd. dated July 12, 2002.           E-55

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

-----------------
(1) Previously filed with the Securities and Exchange Commission on March 5, 2001 on Form 8-K reporting the consummation of the Stock Exchange.

(3) Previously filed with the Securities and Exchange Commission on October 17, 2000 on Form 10-KSB/A.

(3) Previously filed with the Securities and Exchange Commission on March 5, 2001 on Form 8-K reporting the change in ADVA's independent auditors.

(4) Previously filed with the Securities and Exchange Commission on July 13, 2001 on Form 10-KSB.

(5) Previously filed with the Securities and Exchange Commission on May 17, 2002 on Form 8-K.