Form 10KSB/A
period 2002-03-31
ADVA INTERNATIONAL INC
filed 2002-08-08
CIK 807732

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

                         Commission File Number 0-16341

                             ADVA INTERNATIONAL INC.
               (Exact name of Issuer as specified in its charter)


                             454 South Anderson Road
      Delaware           Rock Hill, South Carolina 29730       16-1284228
     ----------------  ---------------------------------     ------------
   (State or other      (Address of principal executive    (I.R.S. Employer
   jurisdiction of        offices including zip code)    Identification Number)
   incorporation or
    organization)

                                 (803) 327-6790
                ------------------------------------------------
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

              Title of each class     Name of each exchange on which registered
           -----------------------   -------------------------------------------
                      None                             None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                 Title of Class

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB:

     State issuer's revenues for its most recent fiscal year. - 0 -
                                                             -------

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

                    The Exhibit Index is located on Page 72.

                             ADVA International Inc.

                                Table of Contents

                                                                            Page

GLOSSARY......................................................................4

PART I........................................................................7
    Item 1.     Description of Business.......................................7
    Item 2.     Description of Properties....................................36
    Item 3.     Legal Proceedings............................................37
    Item 4.     Submission of Matters to a Vote of Security Holders..........37

PART II......................................................................38
    Item 5.     Market for Common Equity and Related Stockholder Matters.....38
    Item 6.     Plan of Operation............................................39
    Item 7.     Financial Statements.........................................41
    Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................41

PART III.....................................................................42
    Item 9.       Directors and Executive Officers of the Registrant.........42
    Item 10.    Executive Compensation.......................................45
    Item 11.    Security Ownership of Certain Beneficial Owners
                     and Management..........................................48
    Item 12.    Certain Relationships and Related Transactions...............49
    Item 13.    Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K.............................................53

PART F/S.....................................................................58

EXHIBIT INDEX................................................................72

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

Recent Important Developments

     During the second quarter of fiscal year 2002, management began to implement its short term strategy and endeavored to build out the staff and infrastructure required to achieve its goals as set forth in the Form 10-KSB for the fiscal year ended March 31, 2001. In order to grow the Company rapidly and to take advantage of anticipated market opportunities, management began to explore new sources of operating capital to fund the Company for the next three to four quarters, or until anticipated revenues could help defray the cost of expansion. Although the Company had previously anticipated the ability to operate without an additional infusion of capital during fiscal 2003, both management and certain of the Company's major shareholders underestimated the legal and accounting costs associated with concluding the merger between ADVA and GIG, and the financial demands of ADVA's operating as a publicly traded company on the National Association of Securities Dealers' Over-the-Counter Bulletin Board ("OTCBB"). Management also believed that there was a window of opportunity available for the Company's technology-driven marketing advantages and that accelerating development and marketing activities would have a positive effect on long term results. Furthermore, management could not have predicted the rapid decline in the availability of investment capital for technology companies and other events witnessed during mid-late 2001.

     These combined factors had a severely negative impact on the Company's cash position and its ability to follow through on its planned development and marketing activities. Furthermore, management had to devote significant time to seeking new capital.

     Despite the increasingly negative posture that the capital markets took towards technology investments in 2001, the Company, during August and early September 2001, had received indications of interest from certain existing shareholders for additional capital to be infused during the Fall of 2001, thus enabling the Company to move forward as previously planned. Unfortunately, the events of September 11, 2001 and related incidents negatively affected this new funding. In November 2001 the Company was only able to attract $85,000 in loans from individuals and finance companies. The notes evidencing these loans contemplate the possible conversion of the loan principal and accrued interest into ADVA Common Stock at a price of $0.70 per share during the first year the loans are outstanding. Conversion is subject to certain conditions, including the prior approval of ADVA's board of directors. Given the differential between the current market price for ADVA Common Stock and the conversion rate, ADVA considers the possibility of conversion (which would be subject to various conditions) to be remote. These funds were applied to overhead and other payments to maintain the Company at a subsistence level.

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

     The negative effects of this lack of funding were significant throughout the period from December 2001 through May 2002. During this period, many of the Company's key vendors were not paid in a timely manner, including our outside legal counsel and independent accountants. The Company was forced to terminate all staff working on technology development, marketing and sales. The remaining employees did not draw salaries for several months. Management directed the limited available funds to such expenses as office rent, utilities and other expenses required to keep the Company viable.

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

     As a result, in return for a possible funding which could reach $2,000,000 over 24 months (as to which no assurance can be given) and an immediate bridge loan of $500,000; GIG founder Anthony Mohr, effective May 1, 2002, agreed to step down as the Chief Executive Officer and President of ADVA and be replaced by Mr. Ernst Verdonck for an interim period of six months. Mr. Mohr agreed to continue to provide services to ADVA and the Company as a consultant on strategic matters. The President of GIG, George L. Down, also resigned and was engaged as a consultant, and the Board appointed Mr. Verdonck as President, Chief Executive Officer, Chief Financial Officer and as a Director.

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

     In connection with their respective resignations, Mr. Mohr and Mr. Down each entered into Termination Agreements with ADVA. These Termination Agreements require that ADVA pay all accrued back pay and unpaid reimbursable expenses owed to Mr. Mohr and Mr. Down in four monthly installments beginning May 1, 2002. In addition, Mr. Mohr's Termination Agreement also requires ADVA to repay over the same period all loans (plus accrued interest) made by Mr. Mohr to ADVA and GIG. As of May 1, 2002 the total amount owed by ADVA to Mr. Mohr was $96,663 and the total amount owed to Mr. Down was $34,182.

     The Termination Agreements also provide that, so long as ADVA remains current in its obligations to pay accrued back pay, reimbursable expenses and, in the case of Mr. Mohr, loans and accrued interest, then Mr. Down and Mr. Mohr each waive their respective right to certain severance compensation and benefits to which their respective Employment Agreements entitled them. The estimated cash value of Mr. Mohr's and Mr. Down's severance packages is $75,000 and $35,000, respectively.

     These terms are also contained in the Consulting Agreements entered into by Messrs. Mohr and Down.

     ADVA did not timely make the fourth and final payments due Messrs. Mohr and Down under the Termination Agreements. Accordingly, all amounts, including the total cash value of their respective severance packages, are immediately due and payable absent waivers of this default by Messrs. Mohr and Down. Messrs. Mohr and Down each have orally agreed to waive ADVA's default until the earlier of ADVA's cure of the default, or September 1, 2002. Written waivers memorializing their oral agreements are being prepared for execution by Messrs. Mohr and Down.

     Management is actively seeking additional funding and is working to restructure the Company's business plan and goals to attract new funding within the next 45 days. ADVA hired a consultant with a background in investor relations to assist us in the goal of raising new funds. In order to become more attractive to potential investors, ADVA has:

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

     We are confident that the above changes and our move to market GIG's technology advantages to a more focused market will enhance our ability to attract sufficient capital to operate the Company over the next two years, although no assurance can be given. In order to obtain this funding, the Company must:

     o Present a viable business plan with a clear path to profitability within the next 18-24 months
     o    Return ADVA's stock to trading on the OTCBB
     o Create a healthy environment for ADVA's common stock to trade and increase the float of its common stock
     o Register the shares of ADVA common stock of the stockholders who obtained their shares in the Share Exchange of March 2, 2001
     o    Show movement towards profitable operations.

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

     o I-CGI is comprised of those DCCs whose work is deployed in the computer design and manufacture of products (CAD/CAM), engineering and architecture (CAE), graphics design, scientific/medical related visualization, topographical studies and ancillary uses in manufacturing and industrial applications.

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

     Our decision to focus on the I-CGI market is based on the following trends identified in the market for I-CGI software tools and the competitive advantages the Company's products enjoy in addressing these specific trends:

--------------------------------------------------------------------------------
          I-CGI Market Trends              Advantages of Our Technology
--------------------------------------------------------------------------------
1.    The I-CGI market is moving     The basis of our modeling engine is 3D
    quickly and completely           Constructive Solid Geometry. Importing
    from 2D to 3D modeling.          and exporting models in 3D solids is one
                                     of the inherent features of our technology.

--------------------------------------------------------------------------------

2.    Software providers in the      Our render technology (GIGSTAR) will be
    I-CGI market are consolidating   suited to Component Technology development
    into one of three major          through compatibility with the three
    modeling engines and their       industry leading solid modeling
    respective output formats.       kernels (ACIS, GraniteOne and Parasolid).
    These are increasingly marketed  We believe that core compatibility of this
    and supported as part of a       type will yield a potential sales  base for
    Component Technology Marketing   GIGVIZ of about 5 million users worldwide
    strategy by their respective     over the next 2-3 years.
    companies and used by hundreds
    of competing CAD/CAM tool
    developers.

--------------------------------------------------------------------------------

3.    The photo-realistic            Our ray tracing render algorithm is widely
    representation of models is      recognized as one of the best in the world,
    required earlier in the          particularly when rendering solids and
    industrial design process to     traditionally difficult surfaces such a
    effectively communicate and      glass, steel, chrome, marble, precious
    present concepts at the          metals, water and other commonly used
    pre-approval phase. Ever more    design and architectural elements. Our
    realistic visualization          advanced textural editing system uniquely
    becomes more important at the    enhances this advantage over other
    earliest phases to secure        solutions available and we plan other
    funding and approval for         enhancements in the future.
    engineering and design
    projects, both internally and
    externally
--------------------------------------------------------------------------------

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

     The consolidated financial statements have been prepared in the assumption that ADVA will continue as a going concern. ADVA's independent accountants have issued their report dated July 1, 2002 (except for Note 5, which is as of July 12, 2002), that includes an explanatory paragraph stating that the lack of operating history, the historical net loss, the working capital deficiency and the stockholders' deficiency, among other things, raise substantial doubt about ADVA's ability to continue as a going concern. ADVA and GIG have generated minimal revenues from sales and it has been necessary to rely upon loans to sustain operations. ADVA only has sufficient working capital through August 2002. Accordingly, in the event future funding is not available, ADVA will likely have to cease operations.

     ADVA does not have a sufficient number of "independent" directors on its Board to maintain an audit committee composed of independent directors.

     ADVA's Board of Directors voted in 2001 to increase the size of the board from four to six directors. Although ADVA was then an OTCBB-listed issuer and as such was not required to maintain an audit committee, ADVA, in anticipation of an eventual Nasdaq listing and in accordance with SEC rules, chose to be governed by the National Association of Securities Dealers ("NASD") definition of "independent director" and to conform to the requirements of NASD Rule 4350(d)(1) requiring issuers to appoint and maintain an Audit Committee composed (with certain limited exceptions) of independent directors. Accordingly, following the 2001 annual meeting, ADVA's Board of Directors appointed an Audit Committee composed of three independent directors.

     During fiscal 2002, the three directors appointed to the Audit Committee each resigned. See Part III, Item 9, "Directors and Officers of the Registrant". Only one replacement director (Ernst Verdonck) has been seated. As an officer and consultant to ADVA, Mr. Verdonck is not "independent" as defined under NASD Rule 4200(a)(14). Of the four current directors, only one (C. Roger Jones) is "independent".

     Consequently, ADVA cannot currently maintain an Audit Committee composed of independent directors, and the ADVA Board of Directors is itself composed of a majority of interested directors. There can be no assurance either that ADVA will be able to attract suitably qualified persons to serve as directors, nor that such persons will be "independent". Accordingly, the safeguards and other benefits of independent directors serving on the Audit Committee and the Board in general will not be present.

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

     Our software library and our trademarks comprise our business. Over the past twelve months, three of our subsisting trademark registrations were cancelled by the United States Patent and Trademark Office (the "USPTO") for our failure to make routine filings. We have one remaining registration with the USPTO, which we intend to maintain. Although the cancellation of these trademark registrations does not preclude our use of them, infringers would face less severe penalties were we to institute and prevail in an infringement action. Cancellation also increases the possibility that we will not prevail in disputes with infringers.

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

     Our products, technologies and the markets in which we compete are complex and we are substantially dependent upon the continued services of the founder and former Chief Executive Officer, Anthony Mohr. Mr. Mohr's services are currently available to the Company on a limited basis via a one-year contract through an independent consulting firm. The amount of time required to be spent on Company business as a consultant as compared to an executive officer is significantly less. This could adversely affect the Company's operations. The loss of Mr. Mohr's services, or those of other key personnel, particularly to a competitor, could adversely affect our business, reduce our market share, slow our product development process and diminish our brand identity.

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

     If the cross-compatibility between the various operating systems upon which we will base our future products is not maintained or enhanced by the respective OS developers and/or third-party developers, our development costs could increase significantly and our profitability would decrease.

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

     In order to reinstate trading in ADVA Common Stock on the OTCBB, a licensed market maker must file a Form 211 with the SEC and NASDAQ. Absent sufficient investor interest in the Common Stock, ADVA may be unable to locate a market maker willing to file Form 211. There can be no assurance that a market maker or market makers will file Form 211. If trading of the Common Stock on the OTCBB is not reinstated, it will further damage ADVA's (and thus the Company's) ability to raise further capital and to execute necessary business plans and the Company may be forced to cease operations.

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

     From September 15, 1999 through March 31, 2001, GIG had only one full-time employee, then Chief Executive Officer Anthony E. Mohr, augmented by several part-time employees and consultants in the areas of technology, finance and corporate development. Prior to ceasing operations in the Netherlands in early 2000, GIG employed six to nine persons, consisting of a Managing Director, Lead Technical Developer, two technical staff, a marketing intern and an administrative assistant. The Chief Executive Officer and three part-time administrative/research staff were located in the United States, while the other employees were based in the Netherlands office. In May 2000, GIG engaged Philip Ayoub as interim acting Chief Financial Officer ("CFO") while a search for a full-time CFO was conducted. On May 1, 2001, GIG hired George L. Down as President. In May 2001, GIG and ADVA retained financial consultant Thomas A. Kruger to advise on financial and accounting matters. The decision was made to utilize Mr. Kruger's services on a limited basis to oversee the transition of the CFO function through the end of fiscal 2002 and to utilize his service hours as may be required by the Company. Ernst R. Verdonck, is currently serving as interim President, Chief Executive Officer and Chief Financial Officer.

     Effective May 1, 2002, Mr. Mohr's and Mr. Down's employment agreements were terminated. Effective May 1 and 3, 2002, respectively, Consulting Agreements were entered into which secured the services of Ernst R. Verdonck as interim President, Chief Executive Officer and Chief Financial Officer of ADVA, Mr. Down as President and Director of GIG and Mr. Mohr as strategic consultant to ADVA and GIG. Each of the Consulting Agreements under which these individuals serve calls for a set number of retainer hours per month and also provides for overtime hours and reimbursement of approved expenses. The consultants are paid a premium of 40% over their retainer hourly rate in respect of overtime hours, except for Mr. Kruger who receives a premium of 50% over the retainer hourly rate. Effective June 1, 2002, management limited the maximum number of overtime hours per month for consultants other than Mr. Kruger to 30% of such consultant's retainer hours, and the consultants agreed, pursuant to addenda to their respective Consulting Agreements, to allow ADVA to defer payment for expense reimbursement and all overtime hours worked and to waive any defaults in connection with such deferral until the earlier of ADVA's cure of the default, or September 1, 2002. This arrangement applies to all consultants currently serving ADVA and GIG except Mr. Kruger.

     As of August 3, 2002, ADVA was in default under certain terms of Mr. Mohr's and Mr. Down's Termination Agreements requiring that ADVA timely pay, in four monthly installments, accrued back pay and reimbursable expenses owed to them and, in the case of Mr. Mohr only, outstanding loan principal and accrued interest. Messrs. Mohr and Down agreed under the terms of both the Termination Agreements and the Consulting Agreements to waive claims for severance pay and benefits to which they were entitled under the terms of their respective Employment Agreements so long as ADVA timely paid the required monthly installments. Messrs. Mohr and Down have orally agreed to allow ADVA to defer payment of the final monthly installment and to waive any default resulting from such deferral until the earlier of cure by ADVA of the default, or September 1, 2002. The cash value of the severance packages due Mr. Mohr and Mr. Down under their Employment Agreements are approximately $75,000 and $35,000, respectively.

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

     GIG was party to a two-year lease for office space in Amsterdam, the Netherlands, with the Stichting Vastgoedfonds N.V., which terminated on September 15, 1999. Until June 30, 2001, GIG was a party to a monthly lease agreement with the Netherlands Chamber of Commerce, Inc. (the "Landlord"), pursuant to which it leased a small amount of office space, telecommunications services, business services and administrative staff services at One Rockefeller Plaza, Suite 1420, New York, New York 10020. GIG has also relocated to the above-mentioned Rock Hill, South Carolina office.

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

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

     ADVA's Common Stock, $0.001 par value, is currently traded on the "Other OTC" market, sometimes referred to as the "Grey Market" under the symbol "ADII.". Through February 1, 1995, the Common Stock was quoted on the Nasdaq Bulletin Board under the symbol "ADVA." The Common Stock was delisted from Nasdaq Small Cap trading commencing February 2, 1995 due to ADVA's inability to meet Nasdaq capital and surplus requirements and the stock then traded on the OTCBB. Effective January 2, 2002, ADVA's Common Stock was delisted from the OTCBB for failure to keep current in SEC reporting requirements and the stock is not currently listed on any stock exchange or quoted on the Pink Sheets or the OTCBB.

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

Equity Compensation Plan Information


                                          Number of            Weighted average
                                       securities to be       exercise price of
                                         issued upon         outstanding options,            Number of
                                         exercise of         warrants and rights             securities
                                         outstanding          compensation plans        remaining available
                                      options, warrants     (excluding securities       for future issuance
                                          and rights       reflected in column (a)         under equity
          Plan Category                      (a)                    (b)                        (c)
          -------------               -----------------    -----------------------      --------------------

    Equity compensation plans
         approved by security
         holders                           112,250                  $1.69                    1,287,750

    Equity compensation plans
         not approved by
         security holders                    n/a                      n/a                       n/a

    Total                                  112,250                   1.69                    1,287,750


Item 6.  Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB/A.

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

     Due to the lack of funds, ADVA ceased making payments to its independent accountants and outside legal counsel near the end of calendar 2001. Upon receipt of loan proceeds of approximately $500,000 in April, 2002, ADVA entered into agreements with each of its independent accountants and outside legal counsel providing for the payment of these outstanding obligations aggregating approximately $227,000 in equal monthly installments. Under the payment schedules, obligations to both parties are to be fully paid by December, 2002. In addition, the obligation to outside legal counsel is secured by certain intellectual property of ADVA and GIG.

     As of August 1, 2002, ADVA was in default under certain terms of Mr. Mohr's and Mr. Down's Termination Agreements requiring ADVA to pay all their accrued back pay and unpaid reimbursable expenses and, in the case of Mr. Mohr, all loans (plus accrued interest), in four monthly installments commencing May 1, 2002. The Termination Agreements also provide that, so long as ADVA remains current in these repayment obligations, then Messrs. Mohr and Down each waive their rights to severance packages otherwise due them under the terms of their respective Employment Agreements. Messrs. Mohr and Down have orally agreed to waive ADVA's default until the earlier of ADVA's cure of the default, or September 1, 2002. Written waivers memorializing their oral agreements are currently being prepared for execution by the parties.

     Certain consultants recently executed addenda to their Consulting Agreements allowing ADVA to defer reimbursement of consultant expenses and payment of consultant overtime and waiving any defaults in connection with such deferral until the earlier of ADVA's payment of such deferred amounts or September 1, 2002. The addenda are filed as exhibits to this amended annual report.

     Our independent accountants have indicated in their report on our audited financial statements that our financial condition raises substantial doubt about our ability to continue as a going concern.

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

Item 8. Change In and Disagreements With Accountants on Accounting and Financial Disclosures

     ADVA engaged McGladrey & Pullen, LLP as its independent accountants to audit its financial statements for the years ended June 30, 1998, 1999 and 2000. On March 2, 2001, effective as of such date, the Board of Directors of ADVA appointed BDO Seidman LLP, as ADVA's independent accountants to succeed McGladrey & Pullen, LLP.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Directors


    Name                         Age          Position Held in the Company         Served as Director Since
    -------------------------  ------     -------------------------------------  ---------------------------

    Anthony E. Mohr              44          Director                                       2001

    George L. Down               62          Director                                       1986

    C. Roger Jones               64          Director                                       1996


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

     Ronald G. Moyer served as a Director of ADVA from 1996 until ADVA's 2001 annual meeting on September 25, 2001, at which time, having opted to not stand for re-election, he ceased serving as a Director. At that time, Mr. Moyer was President, Chief Executive Officer and Chairman of Biotel, Inc., a holding company that owns Advanced Biosensor Inc., Braemar Inc. and Carolina Medical Inc. Mr. Moyer served as Vice President, Treasurer and Chairman of the Board of ADVA from January 1996 to the consummation of the Stock Exchange, including for the duration of ADVA's Chapter 11 bankruptcy proceeding. See "ADVA's Historical Background".

     Prof. Dr. Ruud A. M. Pruijm began serving as a Director of ADVA from and after the Closing and was also a Director of GIG until his resignation in April 8, 2002. During that time, Prof. Pruijm was president of Pruijm Informatica B.V., an independent information strategy consultancy firm and a part-time professor of Information Management at the Erasmus University of Rotterdam (the Netherlands). Prof. Pruijm is a Dutch certified public accountant. From 1972 through 1977 he worked for KPMG as an Electronic Data Processing Auditor. In 1977 he joined Coopers Lybrand as its principal information systems consultant. In 1981 he joined the ING Group as a Senior Manager for Planning and Research and in 1997 became Vice President for Planning and Research and Advisor to the Board of Directors. Prof. Pruijm is also member of the advisory board of Chatelin Capital Partners Limited, a firm which provided investment banking, advisory and administrative services and assistance to GIG.

     Philip L. van Wijngaarden began serving as a Director of ADVA from and after the Closing and was also a Director of GIG until his resignation from both boards on September 26, 2001. His principal employment at the time was as Managing Director of Paramount Corporate Finance B.V., a firm providing venture capital and related corporate finance services to start-up and development stage enterprises. Prior to joining Paramount Corporate Finance B.V. in September 2000, Mr. van Wijngaarden was Managing Director of Chatelin Capital Partners Limited, a former investment advisor to GIG and other start-up technology companies in Europe and the United States. Mr. van Wijngaarden is a licensed attorney in the Netherlands with experience in cross-border mergers and acquisitions from both a legal and a financial perspective. He also sits on the non-executive Board of Directors for the European Association of Securities Dealers (EASDAQ).

     Michael Tolson was elected as a Director of ADVA from and after ADVA's 2001 Annual Meeting, and resigned effective March 22, 2002 due to increased demands on his time. At that time, Mr. Tolson was a director and the Chief Executive Officer of internet software infrastructure provider Envoii Corporation, which he co-founded in 1998. Prior to co-founding Envoii Corporation, Mr. Tolson in 1992 co-founded Xaos Tools Inc., a broadcast television special effects software company. Mr. Tolson served as Chief Technology Officer and as a director of Xaos Tools Inc. until 1998.

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

                           SUMMARY COMPENSATION TABLE


                                                    Annual Compensation (1)                  Long Term Compensation
                               ------------------------------------------------------- ------------------------------------

                                                                                          Securities
                                                                      Other Annual        Underlying         All Other
                                            Salary        Bonus       Compensation      Option Grants      Compensation
 Name and Principal Position     Year        ($)           ($)             ($)               (#)                ($)
 ---------------------------     ----   -------------     -----     ------------------ ----------------- ------------------

Ernst R. Verdonck
President, Chief Executive       2002        n/a           n/a             n/a               n/a                n/a
Officer and Chief Financial      2001        n/a           n/a             n/a               n/a                n/a
Officer of ADVA since May,       2000        n/a           n/a             n/a               n/a                n/a
2002.  (2)

Anthony E. Mohr
President and Chief
Executive Officer of ADVA        2002      $110,000        -0-             -0-               -0-                -0-
from March 2, 2001 through       2001      $110,000        -0-             -0-               -0-                -0-
April 30, 2002; Chief            2000       $39,900        -0-             -0-               -0-                -0-
Executive Officer of GIG
from inception through April
30, 2002.

George L. Down
President of ADVA until
March 2, 2001; Secretary of      2002      $118,583        -0-             -0-               -0-                -0-
ADVA thereafter;  President      2001        -0-           -0-             -0-               -0-                -0-
and Secretary of GIG from        2000        $6,500(3)     -0-             -0-               -0-                -0-
March 2, 2001.

Ronald G. Moyer                  2002        -0-           -0-             -0-               -0-                -0-
Vice President and Treasurer     2001        -0-           -0-             -0-               -0-                -0-
of ADVA until March 2, 2001.     2000       $19,500(4)     -0-             -0-               -0-                -0-

Philip Ayoub
Acting Chief Financial           2002        n/a           n/a             n/a               n/a                n/a
Officer of ADVA and GIG from     2001       $42.583        n/a             n/a               n/a                n/a
April, 2000 through  July        2000        n/a           n/a             n/a               n/a                n/a
19, 2001.


Employment and Consulting Arrangements

     ADVA has temporarily replaced all of its employment contracts with consulting agreements until such time as it is viable for the company to recruit and retain full time employees again.

----------------------

(1) Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of each officer's total salary and bonus.
(2) Mr. Verdonck replaced Mr. Mohr as President and Chief Executive Officer in May 2002, and also serves as ADVA's Chief Financial Officer.
(3) The value of 10,000 shares of Common Stock issued in lieu of cash compensation
(4) The value of 30,000 shares of Common Stock issued in lieu of cash compensation.

     Ernst R. Verdonck. Mr. Verdonck serves as the President, Chief Executive Officer and Chief Financial Officer of ADVA. A Consulting Agreement between the Company and Mr. Verdonck, which secured Mr. Verdonck's services for a six-month term, was approved by ADVA's Board of Directors (with Mr. Verdonck abstaining) effective as of May 1, 2002. It includes "work-for-hire", non-disclosure, non-competition, travel and expense reimbursement clauses typically found in such agreements. The agreement includes a retainer of eighty (80) hours per month, with the option to reserve an additional 24 hours per month at a higher rate. The base monthly payment equals $9,000. ADVA reimburses Mr. Verdonck's reasonable, approved business travel and associated expenses. Mr. Verdonck is eligible for a monthly reimbursement for personal automobile usage at a rate of $0.35 per mile when on company business, including when commuting to and from the ADVA office. The agreement is renewable and termination of the agreement is possible by either party with ninety (90) days notice. Mr. Verdonck is to serve as the President of ADVA and provide management services related to ADVA's corporate and Board functions.

     Subject to Board approval, Mr. Verdonck will also be granted a stock option to purchase 30,000 shares of ADVA Common Stock if he achieves certain specific goals. The agreement also provides for certain incentive compensation based on achieving performance-related milestones as measured by stock trading, share price and the timely accomplishment of specific business goals.

     Anthony E. Mohr. Mr. Mohr was employed by ADVA in January 2000 to serve as its President and Chief Executive Officer. This agreement was terminated on April 30, 2002. The agreement provided Mr. Mohr with a severance package equal to approximately $75,000. Mr. Mohr's Termination Agreement provides for the repayment of approximately $67,450 in loans, accrued interest, un-reimbursed expenses and deferred salary to be divided into four equal tranches paid monthly commencing on May 1, 2002. A Consulting Agreement between ADVA and Prudens~Consulo LLC, which secured Mr. Mohr's services for a one year term, was approved by the ADVA Board of Directors (with Mr. Mohr abstaining) with an effective date of May 1, 2002. It includes "work-for-hire", non-disclosure, non-competition, travel and expense reimbursement clauses typically found in such agreements. The Consulting Agreement includes a base retainer of eighty
(80) hours per month with the option to retain an additional twenty-four (24) hours per month at a higher rate. The base monthly payment equals $10,000. ADVA reimburses Mr. Mohr's reasonable, approved business travel and associated expenses. Mr. Mohr is eligible for a monthly reimbursement for personal automobile usage at a rate of $0.35 per mile when on company business. The Consulting Agreement is renewable and termination is possible by either party with ninety (90) days notice. Mr. Mohr's charter is to provide strategic consultation on all aspects of operations, technology and marketing. Subject to Board approval, Mr. Mohr will also be granted a stock option to purchase 25,000 shares of ADVA Common Stock. If ADVA fulfills the terms of both the Termination and Consulting Agreements, Mr. Mohr has agreed to waive his rights to the severance package due him under his prior Employment Agreement. If ADVA defaults on the terms of either agreement, all monies due Mr. Mohr, including the current value of the severance package will become due and owing immediately and ADVA will be required to pay a lump sum total within ten (10) days of the default. As of August 3, 2002, ADVA was in default under certain terms of the Termination Agreement. Mr. Mohr has orally agreed to waive this default until the earlier of ADVA's cure of the default, or September 1, 2002. Documentation memorializing the oral waiver is being prepared for execution by the parties.

     George L. Down. Mr. Down was previously employed by GIG to serve as its President. Mr. Down's Employment Agreement, signed on May 1, 2001 was terminated on May 1, 2002. This agreement provided Mr. Down with a severance package with an approximate value of $35,000. His Termination Agreement provides for the repayment of approximately $31,250 in un-reimbursed expenses and deferred salary to be divided into four equal tranches paid monthly commencing on May 3, 2002. The Termination Agreement also calls for the vesting as of May 1, 2002 of 75,000 share options previously included in his Employment Agreement. A Consulting Agreement between ADVA and Mr. Down which secured Mr. Down's services for a six-month term, was approved by the ADVA Board of Directors (with Mr. Down abstaining) with an effective date of May 3, 2002. It includes customary "work-for-hire", non-disclosure, non-competition, travel and expense reimbursement clauses typically found in contracts of this type. Mr. Down's Consulting Agreement includes a retainer of one hundred (100) hours per month with the option to reserve an additional thirty (30) hours per month at a higher rate. The base monthly payment equals $6,250. ADVA reimburses Mr. Down's reasonable, approved business travel and associated expenses. Mr. Down is eligible for a monthly reimbursement for personal automobile usage at a rate of $0.35 per mile when on company business, including when commuting to and from the ADVA office. The agreement is renewable and termination of the agreement is possible by either party with ninety (90) days notice. Mr. Down is to serve as the President of GIG and provide management services related to ADVA's corporate and Board functions. Subject to Board approval, Mr. Down will also be granted a stock option to purchase 100,000 shares of ADVA Common Stock. The first 50,000 shares vest on the effective date of Mr. Down's agreement. The remaining shares vest if specific performance goals are achieved. If ADVA fulfills the terms of both the Termination and Consulting Agreements, Mr. Down will waive his rights to the severance package due him under his prior Employment Agreement. If ADVA defaults on the terms of either agreement, all monies due Mr. Down, including the current value of the severance package, will become due and owing immediately and ADVA will be required to pay a lump sum total within ten (10) days of the default. As discussed above in connection with Mr. Mohr, ADVA is in default under certain terms of the Termination Agreements. Mr. Down has orally agreed to waive this default until the earlier of ADVA's cure of the default, or September 1, 2002. Documentation memorializing the oral waiver is being prepared for execution by the parties.

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

                                                  Individual Grants
------------------------------------------------------------------------------------------------------------------------------------

         (a)                        (b)                        (c)                      (d)                  (e)
                            Number of Securities        Percent of Total
                             Underlying Options        Options Granted to
                                Granted (#)            Employees in Fiscal        Exercise or Base        Expiration
         Name                                                 Year                  Price ($/Sh)             Date
------------------------------------------------------------------------------------------------------------------------------------

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

                                            Number of Shares Beneficially
    Beneficial Owners (1)                              Owned                                   Percent of Class
    ------------------------------         -------------------------------                   -------------------

    Anthony E. Mohr                                   3,542,621                                     26.87

    Heydael B.V.                                      1,048,630(2)                                   7.95
    Engweg 21
    1251 LK Laren, The Netherlands

    Hendrik Smit                                      1,048,630                                      7.95
    Engeweg 21
    1251 LK Laren, The Netherlands

    Hacken Investments Limited                          769,230(3)                                   5.83
    Aleman Cordero Galindo & Lee Trust
    PO Box 3175 Road Town
    Tortola, British Virgin Islands

    Sybren Ijtsen Zeilstra                              800,000                                      6.07
    Koninginnegracht 49
    2514 AE The Hague, The Netherlands

    Meijer Lavino                                       800,000                                      6.07
    2 Vosholdal
    2930 Brasschaat, Belgium

    Prof. Dr. Ruud A. M. Pruijm                           7,500(4)                                    *
    "Leeuwenflat"  `s-Lands Werf 137
    3063 GD Rotterdam, The Netherlands

    Ernst R. Verdonck                                     7,500(5)                                    *

    Ronald G. Moyer                                     360,000(6)                                   2.73
    6 Woodcross Drive
    Columbia, SC  29212

    C. Roger Jones                                      330,000(7)                                   2.50
    3050 Briarcliffe Rd.
    Winston-Salem, NC  27106

    George L. Down                                      136,577(8)                                    *
    6 Woodcross Drive
    Columbia, SC  29212

    Officers & Directors as a Group (4 Persons)       4,016,698                                      30.5
    ---------------------------------------------

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

(5) Ernst R. Verdonck began serving as
ADVA's President, CEO, CFO and as a member of ADVA's Board of Directors on May 1, 2002. Mr. Verdonck received 7,500 shares of ADVA Common Stock in compensation for work done in connection with the March 2001 share exchange with the shareholders of GIG.

(6) Ronald G. Moyer has sole dispositive power over 30,000 shares and is deemed the beneficial owner of 330,000 shares owned of record by Biotel, Inc. through his control over the voting power of those shares. Mr. Moyer did not stand for re-election as a director at the Company's annual meeting on September 25, 2001 and he ceased to be a director as of that date.

(7) C. Roger Jones is deemed the beneficial owner of these shares through his control as a director of Biotel, Inc. over the voting power of those shares.

(8) Includes (i) options exercisable for 100,000 shares, (ii) 8,647 shares owned of record by the Helen L. Down Trust (Helen Down is the mother of Mr. Down) for which Mr. Down serves as trustee, and (iii) 1,208 shares owned of record by members of Mr. Down's family.

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

Employee Loans

         GIG

         Anthony Mohr, former Chairman of ADVA's Board and then-President of GIG, loaned GIG $62,500 on January 14, 2000 carrying an annual interest rate of 10%. The loan repayment amount was later offset by the repayment of loans from GIG to Mr. Mohr of approximately $29,000, also carrying an annual interest rate of 10%. Mr. Mohr's Termination Agreement provides for the repayment of this loan in four equal monthly installments. Repayment shall be complete under this schedule by September 1, 2002.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-KSB/A. Management contracts and compensatory plans, contracts and arrangements are indicated by "*".

     Exhibit No.                                              Description
     -----------                                              -----------
       2.1                          Agreement of Stock Exchange, as amended, dated June 19, 2000 (1)

       2.2                          Amendment (2.01) to Agreement of Stock Exchange dated February 21, 2001.  (1)

       2.3                          Stock Exchange Joinder Agreement dated February 21, 2001.  (1)

       2.4                          Escrow Agreement dated February 7, 2001.  (1)

       2.5                          Waiver dated February 21, 2001.  (1)

       2.6                          Funding Agreement dated February 21, 2001.  (1)

       3.1                          ADVA Articles of Incorporation (Amended).  (2)

       3.2                          ADVA By-laws.  (2)

       4.1                          Registration Rights Agreement dated as of March 2, 2001.  (1)

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

       *10.5                        Consulting Agreement between ADVA and George L. Down (6)

       *10.6                        Consulting Agreement between ADVA and Tom Kruger Associates (5)

       *10.7                        Consulting Agreement between ADVA and Robert A. F. Eijkelhof (5)

       *10.8                        Termination Agreement between ADVA and Anthony E. Mohr (5)

       *10.9                        Termination Agreement between ADVA and George L. Down (6)

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

       10.12                        Second Loan Agreement by and between GIG and Newick Developments Limited dated
                                    February 2, 2000. (1)

       10.13                        Second Loan Agreement by and between GIG and Koenig Invest AG dated February
                                    2, 2000. (1)

       10.14                        Lease between ADVA and Rock Hill Business Technology Center, L.P. dated May
                                    23, 2001. (4)

       10.15                        Promissory Note between ADVA and Lagan Investments (5)

       10.16                        Promissory Note between ADVA and Newick Development Ltd. dated November 27,
                                    2001. (6)

       10.17                        Promissory Note between ADVA and Christiaan Ouwinga dated November 27, 2001. (6)

       10.18                        Promissory Note between ADVA and Christopher Schuijt dated November 27, 2001. (6)

       10.19                        Promissory Note between ADVA and Hugo Heerema dated November 27, 2001. (6)

       10.20                        Promissory Note between ADVA and J. G. Drescher dated November 27, 2001. (6)

       10.21                        Promissory Note between ADVA and A. Bos dated November 27, 2001. (6)

       10.22                        Trademark Security Agreement  dated June 27, 2002. (6)

       10.23                        Copyright Security Agreement dated June 27, 2002. (6)

       10.24                        Promissory Note between ADVA and Koenig Invest AG dated July 12, 2002. (6)

       10.25                        Promissory Note between ADVA and Newick Developments Ltd. dated July 12,
                                    2002. (6)

       10.26                        Addendum to Consulting Agreement between ADVA and Ernst R. Verdonck

       10.27                        Addendum to Consulting Agreement between ADVA and Prudens-Consulo LLC

       10.28                        Addendum to Consulting Agreement between ADVA and George L. Down.

       10.29                        Addendum to Consulting Agreement between ADVA and Robert Eijkelhof.

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

(6) Previously filed with the Securities and Exchange Commission on July 15, 2002 on Form 10-KSB.

         (b)      Reports on Form 8-K

         We filed no reports on Form 8-K during the last quarter of fiscal year 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ADVA has duly caused this amended report to be signed on its behalf by undersigned, thereunto duly authorized.

                                  ADVA INTERNATIONAL INC.

Date: August 8, 2002              By: /s/Ernst R. Verdonck
                                      ------------------------------------------
                                      Ernst R. Verdonck, Chief Executive Officer
                                      (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ADVA and in the capacities and on the dates indicated.

Signature                                      Title                                                       Date
---------                                      -----                                                       ----
/s/Ernst R. Verdonck                           Chief Financial Officer (principal financial        August 8, 2002
------------------------------                 and accounting officer)
Ernst R. Verdonck

/s/Anthony E. Mohr                             Director                                            August 8, 2002
------------------------------
Anthony E. Mohr


/s/George L. Down                              Director                                            August 8, 2002
------------------------------
George L. Down

/s/C. Roger Jones
------------------------------                 Director                                            August 8, 2002
C. Roger Jones

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



BDO Seidman, LLP
Philadelphia, Pennsylvania

July 1, 2002, except for Note 5,
 which is as of July 12, 2002.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet


March 31,                                                                                                    2002
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                                                                    $         4,401
     Receivables                                                                                            1,714
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                        6,115

Software                                                                                                  318,436

Property and equipment, net (Note 10)                                                                      20,384

Deferred financing costs, net of accumulated amortization
     of $404,760 (Notes 4 and 5)                                                                          512,740

Security deposit                                                                                            2,979
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                                      $       860,654
===================================================================================================================

          See accompanying notes to consolidated financial statements.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

March 31,                                                                                                    2002
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficiency

Current liabilities
     Notes payable (Note 6)                                                                       $        85,000
     Accrued professional fees                                                                            294,895
     Accrued interest                                                                                     151,033
     Accrued compensation                                                                                  79,831
     Accounts payable and accrued expenses, other                                                          58,746
     Due to officer                                                                                        39,440
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                                 708,945

Long-term debt (Notes 4 and 5)                                                                          1,500,000
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                       2,208,945
-------------------------------------------------------------------------------------------------------------------

Commitments (Note 8)

Stockholders' deficiency (Notes 4, 8 and 9)
     Class A preferred stock, no par value
         Authorized 4,000 shares, none issued                                                                  --
     Class B preferred stock, no par value
         Authorized 6,000 shares, none issued                                                                  --
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 13,185,194 shares                                                          13,185
     Additional paid-in capital                                                                         1,957,815
     Deficit accumulated during the development stage                                                  (3,319,291)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' deficiency                                                                         (1,348,291)
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency                                                    $       860,654
===================================================================================================================

          See accompanying notes to consolidated financial statements.

                                      ADVA International, Inc. and Subsidiary
                                          (A Development Stage Enterprise)

                                        Consolidated Statement of Operations


                                                                                                         Cumulative
                                                                                                             Period
                                                                                                           April 2,
                                                                                                               1998
                                                                                                        (inception)
                                                                                                            through
                                                                        Year ended March 31,              March 31,
                                                                    2002                   2001                2002
---------------------------------------------------------------------------------------------------------------------
Sales, license fees                                      $            --        $            --   $           8,484
---------------------------------------------------------------------------------------------------------------------

Operating expenses
     Salary and employee related                                 238,303                115,046             586,033
     General and administrative                                  672,338                255,111           1,208,495
     Expenses related to mergers                                  30,336                883,288             995,278
---------------------------------------------------------------------------------------------------------------------

Total operating expenses                                         940,977              1,253,445           2,789,806
---------------------------------------------------------------------------------------------------------------------

Loss from operations                                            (940,977)            (1,253,445)         (2,781,322)
---------------------------------------------------------------------------------------------------------------------

Other income (expense)
     Miscellaneous income                                             --                     --               1,305
     Interest (expense), officer                                  (5,924)                (6,233)            (14,145)
     Interest (expense), debt                                   (285,239)              (230,088)           (557,202)
     Interest income                                               7,445                 22,055              32,073
---------------------------------------------------------------------------------------------------------------------

Total other expense, net                                        (283,718)              (214,266)           (537,969)
---------------------------------------------------------------------------------------------------------------------

Net loss                                                 $    (1,224,695)           $(1,467,711)        $(3,319,291)
=====================================================================================================================

Basic and diluted loss per share                         $          (.09)           $      (.12)        $      (.28)
=====================================================================================================================

Weighted average shares outstanding                           13,185,194             12,220,956          11,998,408
=====================================================================================================================


          See accompanying notes to consolidated financial statements.

                                               ADVA International, Inc. and Subsidiary
                                                  (A Development Stage Enterprise)

                               Consolidated Statement of Changes in Stockholders' Equity (Deficiency)


                                                                                     Deficit                              Total
                                                                                 Accumulated                             Stock-
                                                Common Stock        Additional    During the            Stock          holders'
                                           --------------------        Paid-In   Development     Subscription            Equity
                                               Shares    Amount        Capital         Stage       Receivable      (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 2, 1998 (inception)                 --   $    --     $       --   $        --        $      --     $          --

Common stock issued, May 14, 1998               1,000        10        300,990            --           (1,000)          300,000

Net loss                                                     --             --      (287,851)             --           (287,851)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                         1,000        10        300,990      (287,851)          (1,000)           12,149

Original issue discount arising
    from options granted in
    connection with debt, January 14,
    2000 (Note 4)                                  --        --        900,000            --               --           900,000

Net loss                                           --        --             --      (339,034)              --          (339,034)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                         1,000        10      1,200,990      (626,885)          (1,000)          573,115

Common stock issued, May 17,
    2000 (Note 4)                                  13        --        300,000            --               --           300,000

Stock options exercised, May 17,
    2000 (Note 4)                                 176         2        449,998            --               --           450,000

Recapitalization, March 2, 2001
    (Note 1)                               13,184,005    13,173        (13,173)           --               --                --

Receipt of stock subscription,
    March 2, 2001                                  --        --             --            --            1,000             1,000

Net loss                                           --        --             --    (1,467,711)              --        (1,467,711)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                    13,185,194    13,185      1,937,815    (2,094,596)              --          (143,596)

Net loss                                           --        --             --    (1,224,695)              --        (1,224,695)

Options issued as compensation
    for services rendered by
    nonemployees                                   --        --         20,000            --               --            20,000
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                    13,185,194   $13,185     $1,957,815   $(3,319,291)       $      --      $ (1,348,291)
==================================================================================================================================

          See accompanying notes to consolidated financial statements.

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                                       Cumulative
                                                                                                           Period
                                                                                                         April 2,
                                                                                                             1998
                                                                                                      (inception)
                                                                                                          through
                                                                            Year ended March 31,        March 31,
                                                                             2002           2001             2002
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net loss                                                         $  (1,224,695)  $ (1,467,711)    $ (3,319,291)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation                                                       5,293             --            5,293
         Amortization of deferred finance costs                           183,605        183,342          404,760
         Options issued for services rendered                              20,000             --           20,000
         Changes in assets and liabilities
              (Increase) decrease in assets
                  Receivables                                              (1,714)            --           (1,714)
                  Security deposit                                         (2,979)            --           (2,979)
                  Prepaid expenses                                         56,500        (56,500)              --
              Increase (decrease) in liabilities
                  Accrued transaction and creditor payables              (299,440)       300,000              560
                  Accounts payable and accrued expenses                   359,536       (122,994)         583,945
-----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                    (903,894)    (1,163,863)      (2,309,426)
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Capital expenditures                                                 (25,677)            --          (25,677)
     Expenditures for software                                           (118,436)            --         (318,436)
     Loan from officer                                                      5,925            854           39,440
-----------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                      (138,188)           854         (304,673)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds of notes payable                                             85,000             --           85,000
     Proceeds from long-term debt, net of finance fees                         --      1,190,000        1,482,500
     Proceeds from stock issuance and subscription                             --        751,000        1,051,000
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                  85,000      1,941,000        2,618,500
-----------------------------------------------------------------------------------------------------------------

      Net (decrease) increase in cash and cash equivalents               (957,082)       777,991            4,401

Cash and cash equivalents at beginning of year                            961,483        183,492               --
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                            $       4,401   $    961,483     $      4,401
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

5.      Long-Term                  In February 2000, the Company received the
        Debt                       first advance from its lenders. The loan
                                   agreements provide for an aggregate amount of $1,500,000, which was outstanding as of March
                                   31, 2002 and 2001, respectively. The loans carry an interest rate of 6.5% per annum.
                                   Interest on each advance is accrued on a daily basis and is payable 18 months from the date of each advance and, thereafter, at the end of each of the succeeding three month periods. Under the terms of the loan agreements, the first interest payment was due in August 2001. The Company has failed to make timely interest payments and as of March
                                   31, 2002, the Company was in default of the loan agreements for which waivers were obtained. In connection with the granting of the waivers, the Company and its lenders have agreed to negotiate for the issuance of the Company's common stock to the lenders in satisfaction of any unpaid accrued interest on the loans until July 1, 2003 at a conversion price of $.70 per share.

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

                     ADVA International, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                   The Company has granted options to acquire shares of common stock to officers, directors and consultants as follows:

                                  Option Shares
--------------------------------------------------------------------------------

                              Options Outstanding       Options Exercisable
                          -----------------------   --------------------------

                                         Weighted                     Weighted
                                          Average                      Average
                                         Exercise                     Exercise
                            Shares          Price       Shares           Price
-------------------------------------------------------------------------------

Balance,
    March 31, 2001              --   $         --           --    $         --
Granted                    137,750           1.61           --              --
Exercised                       --             --           --              --
Forfeited                  (25,500)          1.24           --              --
-------------------------------------------------------------------------------

Balance,
    March 31, 2002         112,250   $       1.69       27,450    $       1.65
================================================================================

                                   The following table summarizes information about stock options outstanding at March 31, 2002:


                        Options Outstanding             Options Exercisable
                ------------------------------------   -----------------------

                                Weighted
                                 Average   Weighted                  Weighted
Range of                       Remaining    Average                   Average
Exercise            Number   Contractual   Exercise        Number    Exercise
Prices          Outstanding   Life (yrs)      Price    Exercisable      Price
-------------------------------------------------------------------------------

$.01 - $.75          2,250          9.50 $      .58           450  $      .58
1.25                10,000          9.63       1.25         2,000        1.25
1.75               100,000          9.08       1.75        25,000        1.75
-------------------------------------------------------------------------------

$.01 - $1.75       112,250          9.14 $     1.69        27,450  $     1.65
================================================================================

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

                                   Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method defined in this statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002:

                                                                          2002
                                  ----------------------------------------------

                                  Risk-free interest rate                4.65%
                                  Volatility factor                       100%
                                  Expected dividend yield                   0%
                                  Weighted-average expected life      10 years
                                  ==============================================

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

                                   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss was as follows:

                                  Year ended March 31,                      2002
                                  ----------------------------------------------

                                  Net loss - as reported            $(1,224,695)
                                  Net loss - pro forma               (1,264,695)
                                  Basic and diluted loss per share
                                      As reported                   $      (.09)
                                      Pro forma                            (.10)
                                  ==============================================

10.     Property and              As of March 31, 2002, property and equipment
        Equipment                 consisted of the following:

March 31,                                                                   2002
--------------------------------------------------------------------------------

                                                      Estimated
                                                         Useful
                                                        Life in
                                                          Years
--------------------------------------------------------------------------------

Computers and office equipment                                3       $   12,943
Furniture and fixtures                                        5           12,734
--------------------------------------------------------------------------------

                                                                          25,677
Less accumulated depreciation                                              5,293
--------------------------------------------------------------------------------

                                                                      $   20,384
================================================================================

                                   Depreciation expense for the years ended
                                   March 31, 2002 and 2001 was $5,293 and $-0-,
                                   respectively.

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-B)

Exhibit No.                                  Description of Exhibits                                     Page
------------------------------------------------------------------------------------------------------------------
2.1             Agreement of Stock Exchange, as amended, dated June 19, 2000 (1)                          --

2.2             Amendment (2.01) to Agreement of Stock Exchange dated February 21, 2001. (1)
                                                                                                          --

2.3             Stock Exchange Joinder Agreement dated February 21, 2001. (1)                             --

2.4             Escrow Agreement dated February 7, 2001. (1)                                              --

2.5             Waiver dated February 21, 2001. (1)                                                       --

2.6             Funding Agreement dated February 21, 2001. (1)                                            --

3.1             ADVA Articles of Incorporation (Amended). (2)                                             --

3.2             ADVA By-laws. (2)                                                                         --

4.1             Registration Rights Agreement dated as of March 2, 2001.  (1)                             --

4.2             Intentionally Omitted                                                                     --

4.3             Share Purchase and  Shareholders' Agreement among GIG, Chatelin Capital Partners          --
                Limited, Jolec Trading Limited, Anthony  Mohr, Koenig Invest AG and Newick
                Developments Limited. (1)

4.4             Consultancy Agreement between GIG and Chatelin Capital Partners Limited dated             --
                January 21, 2000. (1)

4.5             Termination and Mutual Release dated May 31, 2000. (1)                                    --

4.6             Share Certificate. (4)                                                                    --

4.7             ADVA 2001 Stock Option Plan. (4)                                                          --

4.8             C. Roger Jones - Release of Stock Options dated June 20, 2000. (1)                        --

10.1            Intellectual Property Rights Transfer Agreement dated February 12, 2000. (1)              --

10.2            Intentionally Omitted                                                                     --

*10.3           Consulting Agreement between ADVA and Ernst. R. Verdonck  (5)                             --

*10.4           Consulting Agreement between ADVA  and Prudens-Consulo LLC   (5)                          --

*10.5           Consulting Agreement between ADVA and George L. Down  (6)                                 --

*10.6           Consulting Agreement between ADVA and Tom Kruger Associates (5)                           --

*10.7           Consulting Agreement between ADVA and Robert A. F. Eijkelhof (5)                          --

*10.8           Termination Agreement between ADVA and Anthony E. Mohr (5)                                --

*10.9           Termination Agreement between ADVA and George L. Down (6)                                 --

10.10           First Loan Agreement by and between GIG and Newick Developments Limited dated             --
                February 2, 2000. (1)

10.11           First Loan Agreement by and between GIG and Koenig Invest AG dated February 2,            --
                2000.  (1)

10.12           Second Loan Agreement by and between GIG and Newick Developments Limited dated            --
                February 2, 2000. (1)

10.13           Second Loan Agreement by and between GIG and Koenig Invest AG dated February 2,           --
                2000. (1)

10.14           Lease between ADVA and Rock Hill Business Technology Center, L.P. dated May 23,           --
                2001. (4)

10.15           Promissory Note between ADVA and Lagan Investments (5)                                    --

10.16           Promissory Note between ADVA and Newick Development Ltd. dated  November 27, 2001. (6)    --

10.17           Promissory Note between ADVA and Christiaan Ouwinga dated November 27, 2001. (6)          --

10.18           Promissory Note between ADVA and Christopher Schuijt dated November 27, 2001. (6)         --

10.19           Promissory Note between ADVA and Hugo Heerema dated November 27, 2001. (6)                --

10.20           Promissory Note between ADVA and J. G. Drescher dated November 27, 2001. (6)              --

10.21           Promissory Note between ADVA and A. Bos dated November 27, 2001. (6)                      --

10.22           Trademark Security Agreement dated June 27, 2002. (6)                                     --

10.23           Copyright Security Agreement dated June 27, 2002. (6)                                     --

10.24           Promissory Note between ADVA and Koenig Invest AG dated July 12, 2002. (6)                --

10.25           Promissory  Note between ADVA and Newick  Developments  Ltd. dated July 12, 2002. (6)     --

10.26           Addendum to Consulting Agreement between ADVA and Ernst R. Verdonck.                      E-1

10.27           Addendum to Consulting Agreement between ADVA and Prudens-Consulo LLC.                    E-2

10.28           Addendum to Consulting Agreement between ADVA and George L. Down.                         E-3

10.29           Addendum to Consulting Agreement between ADVA and Robert Eijkelhof.                       E-4

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

(4) Previously filed with the Securities and Exchange Commission on July 13, 2001 on Form 10- KSB.

(5) Previously filed with the Securities and Exchange Commission on May 17, 2002 on Form 8-K.

(6) Previously filed with the Securities and Exchange Commission on July 15, 2002 on Form 10-KSB.