Form 10QSB
period 2002-06-30
ADVA INTERNATIONAL INC
filed 2002-08-19
CIK 807732

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                         APPLICABLE TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of August 14,
2002 is 13,185,194.

                                       1

                     ADVA INTERNATIONAL INC. AND SUBSIDERARY

                                  FORM 10 -QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                Consolidated Balance Sheet as of March 31, 2002 and
                June 30, 2002..................................................3

                Consolidated Statements of Operations for the Three
                Months Ended June 30, 2002, June 30, 2001 and the
                cumulative period April 2, 1998 (inception) through
                June 30, 2002..................................................5

                Consolidated Statements of Changes in Stockholders'
                Equity (Deficiency) for the cumulative period
                April 2, 1998 (inception) through June 30, 2002................6

                Consolidated Statements of Cash Flows for the three
                Months Ended June 30, 2002, June 30, 2001 and the
                cumulative period April 2, 1998 (inception) through

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................20

SIGNATURES....................................................................20

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

                                       2

Item 1.  Financial information
-------  ---------------------

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                            June 30,            March 31,
                                              2002                2002

                                    -------------------- --------------------
                                           (Unaudited)
Assets

Current assets
     Cash and cash equivalents              $  41,755          $  4,401

Receivables                                         -             1,714
                                    -------------------- --------------------

Total current assets                           41,755             6,115

Software                                      318,436           318,436

Property and equipment, net (note 12)          18,669            20,384

Deferred financing costs, net of
     accumulated amortization                 466,838           512,740
     of $460,662 and $404,760
     (Notes 5 and 6)

Security Deposit                                2,979             2,979
                                    -------------------- --------------------

Total assets                               $  848,677        $  860,654
                                    -------------------- --------------------

          See accompanying notes to consolidated financial statements.

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                             June 30,            March 31,
                                               2002                2002
                                      -------------------- --------------------
                                           (Unaudited)

Liabilities and Stockholders' (Deficiency)

Current liabilities
     Notes payable (note 7)                 $  85,000         $  85,000
     Accrued professional fees                296,658           294,895
       Accrued interest                       177,591           151,033
       Accrued compensation                    30,188            79,831
       Accounts payable and accrued
       expenses, other                         33,647            58,746
       Debt due in one year                   354,500                 -
     Due to officer                            19,980            39,440
                                      -------------------- --------------------

Total current liabilities                     997,564           708,945

Long-term debt (Notes 5 and 6)              1,500,000         1,500,000
                                      -------------------- --------------------

Total liabilities                           2,497,564         2,208,945

Commitments (Note 9)

Stockholders' deficiency (Notes 5, 9 and 10)
     Class A preferred stock, no par value          -                 -
         Authorized 4,000 shares, none issued
     Class B preferred stock, no par value          -                 -
         Authorized 6,000 shares, none issued
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding
         13,185,194 shares                     13,185            13,185
     Additional paid-in capital             1,957,815         1,957,815
     (Deficit) accumulated during
     the development stage                 (3,619,887)       (3,319,291)

Total stockholders' (deficiency)           (1,648,887)       (1,348,291)
                                      -------------------- --------------------

Total liabilities and stockholders'
(deficiency)                               $  848,677        $  806,654

                                      -------------------- --------------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statement of Operations

                                                                    Cumulative
                                                                      Period
                                                                     April 2,
                                                                       1998
                                        Three Months Ended         (Inception)
                                           June 30,                  through
                                                                     June 30,
                                            2002        2001          2002

                                    --------------------------------------------
                                               (Unaudited)          (Unaudited)

Sales, license fees                      $    -        $   -         $  8,484

Operating expenses
     Salary and employee related         64,319       50,611          650,352
     General and administrative         160,102      259,824        1,368,597
       Expenses related to merger             -       20,336          995,278
                                   --------------- --------------- -------------

Total operating expenses                224,421      330,771        3,014,227
                                   --------------- --------------- -------------

(Loss) from operations                 (224,421)    (330,771)      (3,005,743)
                                   --------------- --------------- -------------

Other income (expense)
     Miscellaneous income                     -            -            1,305
     Interest (expense), Officer           (519)      (1,250)         (14,664)
     Interest (expense), debt           (75,656)     (71,143)        (632,858)
     Interest income                          -        5,548           32,073
                                   --------------- --------------- -------------

Total other expense, net                (76,175)     (66,845)        (614,144)
                                   --------------- --------------- -------------

Net loss                              $(300,596)   $(397,616)     $(3,619,887)
                                   --------------- --------------- -------------

Basic and diluted loss per share         $(0.02)      $(0.03)          $(0.30)
                                   --------------- --------------- -------------

Weighted average shares outstanding  13,185,194   13,185,194       12,110,363
                                   --------------- --------------- -------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)
     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                                                            Deficit                      Total
                                                                          Accumulated                    Stock-
                                                             Additional    During the       Stock        Holders
                                          Common Stock        Paid-In      Development   Subscription    Equity
                                        Shares    Amount      Capital         Stage       Receivable   (Deficiency)
                                  -------------- ---------- ------------- ------------- -------------- -------------

Balance, April 2, 1998 (inception)     $ -          $ -         $ -            $ -            $ -           $ -
                                                                                                                                                                -
Common stock issued, May 14,         1,000           10     300,990              -         (1,000)      300,000
1998                                     -            -           -       (287,851)             -      (287,851)
Net (loss)
                                  -------------- ---------- ------------- ------------- -------------- -------------

Balance, March 31,  2000             1,000           10     300,990       (287,851)        (1,000)       12,149

Original issue discount
arising from options
  granted in connection
with debt, Jan. 14, 2000                 -             -    900,000              -              -       900,000
(Note 5)
                                         -             -          -       (339,034)             -      (339,034)
Net (loss)
                                  -------------- ---------- ----------- ------------- -------------- --------------

Balance, March 31, 2000              1,000            10  1,200,990       (626,885)        (1,000)      573,115

Common stock issued, May 17, 2000
(Note 5)                                13             -    300,000              -              -       300,000

Stock options exercised, May 17, 2000
(Note 5)                               176             2    449,998              -              -       450,000

Recapitalization, March 2, 2001
(Note 1)                        13,184,005        13,173    (13,173)             -              -             -

Receipt of stock subscription,
March 2, 2001                            -             -          -              -          1,000         1,000

Net (loss)                               -             -          -     (1,467,711)             -    (1,467,711)
                               --------------- ------------ ----------- ------------- -------------- ---------------
Balance, March 31, 2001         13,184,194        13,185   1,937,815    (2,094,596)             -      (143,596)

Net (Loss)                               -             -           -    (1,224,695)             -    (1,224,695)

Options issued as compensation
to nonemployees                          -             -      20,000             -              -        20,000
                               --------------- ------------ ------------ -------------- ------------- --------------

Balance, 31 March, 2002         13,184,194        13,185   1,957,815    (3,319,291)             -    (1,348,291)

Net (Loss) (Unaudited)                   -             -           -      (300,596)             -
                                                                                                                                                                         (300,596)
                               --------------- ------------ ----------- ------------- -------------- ---------------

Balance June 30, 2002           13,185,194       $13,185   $1,957,815  $(3,619,887)        $    -   $(1,648,887)
                               --------------- ------------ ----------- ------------- -------------- ---------------

          See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statement of Cash Flows

                                                                   Cumulative
                                                                     Period
                                                                     April 2,
                                                                      1998
                                  Three Months Ended through       (Inception)
                                          June 30,                   June 30
                                       2002     2001                   2002
                                        (Unaudited)                (Unaudited)
                             -------------------------------- ------------------

Cash Flows from operating activities
 Net (loss)                       $ (300,596) $ (397,616)          $ (3,619,887)
 Adjustments to reconcile
 net (loss) to net cash used in
 operating activities
 Amortization of deferred
 finance costs                        45,901      45,901                450,661
 Depreciation                          1,715         359                  7,008
 Options issued for services
 rendered                                 -            -                 20,000
 Changes in assets and
 liabilities
 (Increase) decrease in assets
 Receivables                           1,714           -                      -
 Security deposit                          -      (2,979)                (2,979)
 Prepaid expenses                          -       8,750                      -
 (Increase) decrease in liabilities
 Accrued transaction and creditor
 payables                               (560)   (299,440)                     -
 Accounts payable and
 accrued expenses                    (45,860)    173,126                538,085

                                   ----------- -------------- ------------------

Net cash (used in) operating
activities                          (297,686)   (471,899)            (2,607,112)
                                   ------------ ------------- ------------------

Cash flows from investing activities
       Capital expenditures                -     (23,782)               (25,677)
       Expenditures for software           -     (19,410)              (318,436)
       Loan from Officer             (19,460)      1,445                 19,980
                                   ------------ ------------- ------------------

Net cash (used in) provided
by investing activities              (19,460)    (41,747)              (324,133)
                                   ------------ ------------- ------------------

Cash flows from financial activities
     Proceeds of notes payable             -           -                 85,000
     Proceeds from long-term
     debt, net of finance fees       354,500           -              1,837,000
     Proceeds from stock issuance
     and subscription                      -           -              1,051,000
                                   ------------ ------------- ------------------

Net cash provided by financing
activities                           354,500           -              2,973,000
                                   ------------ ------------- ------------------

Net  (decrease) increase in
cash and cash equivalents             37,354    (513,646)                41,755

Cash and cash equivalents at
the beginning of the period            4,401     961,483                      -
                                   ------------ ------------- ------------------

Cash and cash equivalents at the
end of period                        $41,755    $447,837            $41,755
                                   ------------ ------------- ------------------
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

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

1. Organization         On March 2, 2001, ADVA International Inc. ("ADVA"),
                        Biotel, Inc.("Biotel"), Global Information Group USA,
                        Inc. ("GIG" or the "Company") and the stockholders of
                        GIG (the "Stockholders") consummated a transaction
                        pursuant to an Agreement of Stock Exchange dated June
                        19, 2000, as amended (the "Agreement"). Under the terms
                        of the Agreement, the Stockholders exchanged all the
                        issued and outstanding shares of GIG owned by them and
                        received in return an aggregate of 12,468,750 shares of
                        ADVA common stock, par value $0.001 ("Common Stock"),
                        representing a 94.57% equity interest in ADVA (the
                        "Stock Exchange"). GIG accordingly became a wholly owned
                        subsidiary of ADVA. The remaining ADVA shares continued
                        to be owned by the then- current stockholders of ADVA.

                        ADVA functions as a holding company. Currently, its
                        primary asset is all of the outstanding common stock of
                        GIG. Accordingly, unless otherwise indicated or the
                        context otherwise requires, use of the terms "Company",
                        "we", "our" or "us" in this Report refers to GIG.

                        The Company has no significant operating history and,
                        from April 2, 1998 (inception) to June 30, 2002, has
                        generated a net loss of $3,619,887. This loss has been
                        financed by proceeds from equity and debt issuances.
                        Also, as of June 30, 2002, the Company has a working
                        capital deficiency of $955,809 and a stockholders'
                        deficiency of $1,648,887. During fiscal 2003, management
                        intends to commence principal operations. Earnings from
                        operations are expected to provide working capital. In
                        May 2002, the Company entered into a new loan agreement
                        that will provide the Company with proceeds of $500,000
                        to extinguish outstanding liabilities and provide
                        working capital through August 2002. The Company is also
                        seeking additional working capital through additional
                        loan proceeds and/or the sale of additional shares of
                        its common stock. There can be no assurance that
                        management will be successful in its efforts.

                        The accompanying consolidated financial statements have
                        been prepared assuming the Company will continue as a
                        going concern, which contemplates the realization of
                        assets and the satisfaction of liabilities in the normal
                        course of business.

2. Basis of             The consolidated financial statements are unaudited and
   Presentation         have been filed without review by ADVA's independent
                        accountants in accordance with the AICPA statement on
                        auditing standards no. SAS 71 or advice from outside
                        legal counsel. These statements include the accounts of
                        ADVA International Inc. ("ADVA") and its wholly owned
                        subsidiary Global Information Group USA, Inc. ("GIG").
                        All significant inter-company accounts and
                        transactions have been eliminated in consolidation.

                        ADVA's independent accountants have indicated in their
                        report on our audited financial statements (10KSB/A
                        August 8, 2002) that our financial condition raises
                        substantial doubt about our ability to continue as a
                        going concern.

                        New debt and equity issuances are expected to provide
                        near term working capital until earnings from operations
                        can support the Company. There can be no assurance that
                        management will be successful in its efforts to attract
                        such capital.

                        In the opinion of management, all adjustments
                        (consisting of normal recurring accruals) have been made
                        which are necessary to present fairly the financial
                        position of the company as of June 30, 2002, and the
                        results of its operations for the three months ended
                        June 30, 2001.

                        The results of operations experienced for the three
                        months ended June 30, 2002 are not necessarily
                        indicative of the results to be experienced for the
                        fiscal year ended March 31, 2003.

                        The statements and related notes have been prepared
                        pursuant to the rules and regulations of the Securities
                        and Exchange Commission. Accordingly, certain
                        information and footnote disclosures normally included
                        in financial statements prepared in accordance with
                        generally accepted accounting principles have been
                        omitted pursuant to such rules and regulations. The
                        accompanying notes should therefore be read in
                        conjunction with the Company's March 31, 2002 annual
                        financial statements.

                        Business Operations

3. Business Operations
   And Basis of
   Presentation         From April 2, 1998 (inception) to March 31, 2000, the
                        Company maintained operations in the Netherlands and in
                        April 2000 moved all operations to the United States.
                        The Company is in the development stage and planned
                        principal operations have not yet commenced.

                        The Company develops and markets applications software
                        running on the Linux (the "Linux(R) OS") and UNIX (the
                        "UNIX(R)OS") operating systems. The Company's present
                        software product, first developed for the UNIX(R)OS, is
                        believed to be the only complete 3D solid modeling,
                        animation and rendering system currently available on
                        the Linux(R)OS. The Company's software has been designed
                        for use by digital content creators in the production of
                        3D film and video special effects, animation, computer-
                        aided design/manufacture ("CAD/CAM") and scientific
                        visualization, Internet web site, print graphics and
                        virtual television production. Since acquiring the
                        software and the related source code in February 2000,
                        the Company has been developing and executing marketing
                        plans for sales of the software to users in the Linux(R)
                        and UNIX(R)OS communities as well as enhancing the
                        compatibility of the products to these and other
                        platforms. Although saleable in a variety of 3D graphics
                        segments, the Company expects to focus its short-term
                        marketing and sales efforts on the CAD/CAM segment.

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

4. Summary of           Principles of Consolidation
   Significant
   Accounting           The accompanying consolidated financial statements
   Policies             include the accounts of the Company and its wholly owned
                        subsidiary, GIG.  All significant intercompany accounts
                        and transactions have been eliminated.

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

                        Research and Development

                        Internal research and development costs are expensed as
                        incurred. Research and development costs of
                        approximately $11,500, $9,000 and $153,500 for the years
                        ended March 31, 2002 and 2001 and for the cumulative
                        period from April 2, 1998 (inception) through June 30,
                        2002, respectively, are included in general and
                        administrative expenses in the accompanying statements
                        of operations.

                        Deferred Finance Costs

                        The deferred finance costs arising from the incurrence
                        of long-term debt are being amortized using the
                        straight-line method over the five-year terms of the
                        related debt.

                        Software Costs

                        Software costs represent amounts paid to third parties
                        during February 2000 to acquire technologically feasible
                        software and its related source code and $118,436 of
                        additional development costs incurred during the year
                        ended March 31, 2002 to modify and adapt the software to
                        platforms other than Linux. The Company will begin
                        amortizing, over a three-year period, the software costs
                        when sales commence on a commercial basis. The Company
                        will continue to evaluate any impairment to the software
                        on a periodic basis.

                        Property and Equipment

                        Property and equipment are stated at cost less
                        accumulated depreciation and amortization. Additions and
                        betterments are capitalized and maintenance and repairs
                        are charged to current operations. The cost of assets
                        retired or otherwise isposed of and the related
                        accumulated depreciation and amortization are removed
                        from the accounts and the gain or loss on such
                        dispositions is included in current operations.
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

                        Long-Lived Assets

                        The Company reviews the carrying values of its long-
                        lived and identifiable intangible assets for possible
                        impairment whenever events or changes in circumstances
                        indicate that the carrying amount of the assets may not
                        be recoverable based on the sum of the expected future
                        undiscounted cash flows. As of June 30, 2002, the
                        Company has determined that no impairment has occurred.

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

                        Net Loss Per Share

                        Historic basic and diluted net loss per share is
                        calculated using the weighted average number of shares
                        of common stock outstanding during each period.
                        Equivalent common shares consist of options granted to
                        officers, directors and consultants. These options have
                        been excluded from the calculation of diluted net loss
                        per share since the effect is antidilutive.

5. Share Purchase
   and Shareholders'    In January 2000, GIG entered into a Share Purchase and
   Agreement            Shareholders Agreement with five other parties. The
                        agreement was established in order to promote the growth
                        of GIG either through an initial public offering or
                        merger with a publicly held company. The agreement
                        provided that one of the five parties purchase 100
                        shares of GIG stock from its chief executive officer and
                        two other parties ("lenders") advance $300,000 to GIG in
                        the form of loans (see Note 5). In addition, the
                        agreement granted an option to purchase 30% of GIG's
                        outstanding stock from its chief executive officer to
                        a party providing consulting and other services. Such
                        option was exercised on May 17, 2000 upon the advance to
                        GIG of $400,000, representing the first tranche of
                        additional loans aggregating $1,200,000 from the
                        lenders. In connection with the granting of the option,
                        GIG recorded deferred financing costs of $900,000
                        (representing the estimated fair value of the option
                        based on application of the Black-Scholes option pricing
                        model utilizing a risk free rate of 6.38%, volatility
                        of .00001, and an expected life of five years), of which
                        $45,901 was amortized to interest expense for both
                        of the period ended June 30, 2002 and 2001.

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

6. Long-Term
   Debt                 In February 2000, the Company received the first advance
                        from its lenders. The loan agreements provide for an
                        aggregate amount of $1,500,000, of which $1,500,000 and
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

                        The loans are due generally five years from January 14,
                        2000. The loans were intended to be secured by an escrow
                        agreement under which the source code for the Company's
                        software is held as collateral. Such source code is
                        being held as collateral under a vendor obligation. One
                        of the lenders and certain common stockholders share a
                        common managing director. Additionally, a director of
                        the other lender owns shares in a stockholder of the
                        Company. Deferred finance fees of $17,500, withheld from
                        the loan proceeds, are being amortized over the five-
                        year terms of the agreements.

7. Notes Payable        On November 27, 2001, the Company obtained financing
                        pursuant to promissory notes with six lenders. The notes
                        provide for an aggregate amount of $85,000, of which the
                        entire amount was outstanding as of June 30, 2002. The
                        notes carry an interest rate of 7.5% per annum. The
                        notes and all accrued interest are payable within 12
                        months from the date of the advance. Subject to approval
                        of the Company's Board of Directors, the notes allow the
                        lenders to convert any principal balance of the note and
                        all outstanding accrued interest into common stock of
                        the Company at a conversion rate of $0.70 per share
                        within 12 months from the date of the advance.

                        On May 1, 2002, the Board of Directors of the Company
                        approved the terms of a promissory note with a finance
                        company, which establishes a loan facility of $500,000
                        with an interest rate of 7.5% per annum, to be repaid,
                        including all accrued interest, within one year from the
                        date of the first advance. The loan proceeds are to be
                        disbursed to the Company in four monthly tranches
                        beginning in April 2002 to be used to pay outstanding
                        salaries, expenses and fees and to provide working
                        capital to the Company. Subject to approval of the
                        Company's Board of Directors and within one year of
                        issuance of the note, the note allows the lender to
                        convert the outstanding principal amount and outstanding
                        interest into common stock of the Company at a
                        conversion rate of $0.35 per share. As of June 30, 2002,
                        $354,500 was outstanding

8. Income Taxes         The Company has net operating loss carry forwards
                        aggregating approximately $2,042,000 at March 31,  2002,
                        expiring through 2022. SFAS No. 109 requires the
                        establishment of a deferred tax asset for all deductible
                        temporary differences and operating loss carryforwards.
                        Because of the uncertainty that the Company will
                        generate income in the future sufficient to fully or
                        partially utilize these carryforwards and that some
                        losses may be limited to the extent they were generated
                        from operations outside of the United States and due to
                        recent changes in the Company's stock ownership, which
                        could limit the utilization of the available carry
                        forward for federal income tax purposes, a deferred tax
                        asset of approximately $762,000 is offset by a valuation
                        allowance of the same amount.

9. Commitments          Leases

                        In May 2001, the Company entered into a noncancelable
                        lease agreement for office space in Rock Hill, South
                        Carolina. The lease is for a three-year period with
                        minimum annual rental payments of approximately $18,000.

                        Rent expense for the quarter, was approximately $4,630
                        in 2002 and $3,460 in 2001.

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

                        On April 23, 2001, the Board of Directors granted an
                        Incentive Stock Option (see Note 10) to the President of
                        GIG who is also a Director to purchase 100,000 shares of
                        common stock in connection with an employment agreement
                        with GIG. The Incentive Stock Option will vest in four
                        equal annual increments starting on April 23, 2001. The
                        exercise price was based upon the closing price of the
                        common stock on April 23, 2001 or $1.75 per share.
                        Effective May 1, 2002, the employment agreement and
                        Incentive Stock Option were terminated and on May 3,
                        2002, a consulting agreement, with the former president
                        of GIG, was executed.

                        On May 1, 2001, the Company entered into a one-year
                        contractual agreement with a consultant who acted as
                        chief financial advisor to the Company. The agreement
                        provided for payment of $4,300 monthly. The Company also
                        granted an Incentive Stock Option (see Note 10) to
                        acquire 25,000 shares of common stock which vests in
                        equal quarterly increments beginning August 1, 2001.
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

                        Consultant Contracts

                        Ernst R. Verdonck.
                        Mr. Verdonck serves as the President, Chief Executive
                        Officer and Chief Financial Officer of ADVA. A
                        Consulting Agreement between the Company and Mr.
                        Verdonck, which secured Mr. Verdonck's services for a
                        six-month term, was approved by ADVA's Board of
                        Directors (with Mr. Verdonck abstaining) effective as of
                        May 1, 2002. It includes "work-for-hire", non-
                        disclosure, non-competition, travel and expense
                        reimbursement clauses typically found in such
                        agreements. The agreement includes a retainer of eighty
                        (80) hours per month, with the option to reserve an
                        additional 24 hours per month at a higher rate. The base
                        monthly payment equals $9,000. ADVA reimburses Mr.
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

                        Anthony E. Mohr
                        Mr. Mohr was employed by ADVA in January 2000 to serve
                        as its President and Chief Executive Officer. This
                        agreement was terminated on April 30, 2002. The
                        agreement provided Mr. Mohr with a severance package
                        equal to approximately $75,000. Mr. Mohr's Termination
                        Agreement provides for the repayment of approximately
                        $67,450 in loans, accrued interest, un-reimbursed
                        expenses and deferred salary to be divided into four
                        equal tranches paid monthly commencing on May 1, 2002. A
                        Consulting Agreement between ADVA and Prûdens~Consulo
                        LLC, which secured Mr. Mohr's services for a one year
                        term, was approved by the ADVA Board of Directors (with
                        Mr. Mohr abstaining) with an effective date of May 1,
                        2002. It includes "work-for-hire", non-disclosure, non-
                        competition, travel and expense reimbursement clauses
                        typically found in such agreements. The Consulting
                        Agreement includes a base retainer of eighty (80) hours
                        per month with the option to retain an additional
                        twenty-four (24) hours per month at a higher rate. The
                        base monthly payment equals $10,000 ADVA reimburses Mr.
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
                        If ADVA fulfills the terms of both the Termination and
                        Consulting Agreements, Mr. Mohr has agreed to waive his
                        rights to the severance package due him under his prior
                        Employment Agreement. If ADVA defaults on the terms of
                        either agreement, all monies due Mr. Mohr, including the
                        current value of the severance package will become due
                        and owing immediately and ADVA will be required to pay a
                        lump sum total within ten (10) days of the default. As
                        of August 3, 2002, ADVA was in default under certain
                        terms of the  Termination  Agreement.  Mr. Mohr has
                        orally agreed to waive this default until the earlier of
                        ADVA's cure of the default, or September 1, 2002. The
                        parties are preparing documentation memorializing the
                        oral waiver for execution.

                        George L. Down
                        Mr. Down was previously employed by GIG to serve as its
                        President. Mr. Down's Employment Agreement, signed on
                        May 1, 2001, was terminated on May 1, 2002. This
                        agreement provided Mr. Down with a severance package
                        with an approximate value of $35,000. His Termination
                        Agreement provides for the repayment of approximately
                        $31,250 in un-reimbursed expenses and deferred salary to
                        be divided into four equal tranches paid monthly
                        commencing on May 3, 2002. The Termination Agreement
                        also calls for the vesting as of May 1, 2002 of 75,000
                        share options previously included in his Employment
                        Agreement. A Consulting Agreement between ADVA and Mr.
                        Down, which secured Mr. Down's services for a six-month
                        term, was approved by the ADVA Board of Directors (with
                        Mr. Down abstaining) with an effective date of May 3,
                        2002. It includes customary "work-for-hire", non-
                        disclosure, non-competition, travel and expense
                        reimbursement clauses typically found in contracts of
                        this type. Mr. Down's Consulting Agreement includes a
                        retainer of one hundred (100) hours per month with the
                        option to reserve an additional thirty (30) hours per
                        month at a higher rate. The base monthly payment equals
                        $6,250. ADVA reimburses Mr. Down's reasonable, approved
                        business travel and associated expenses. Mr. Down is
                        eligible for a monthly reimbursement for personal
                        automobile usage at a rate of $0.35 per mile when on
                        company business, including when commuting to and from
                        the ADVA office. The Consulting Agreement is renewable
                        and termination is possible by either party with ninety
                        (90) days notice. Mr. Down is to serve as the President
                        of GIG and provide management services related to ADVA's
                        corporate and Board functions. Subject to Board
                        approval, Mr. Down will also be granted a stock option
                        to purchase 100,000 shares of ADVA Common Stock. The
                        first 50,000 shares vest on the effective date of Mr.
                        Down's Consulting Agreement. The remaining shares vest
                        if specific performance goals are achieved. If ADVA
                        fulfills the terms of both the Termination and
                        Consulting Agreements, Mr. Down will waive his rights to
                        the severance package due him under his prior employment
                        agreement. If ADVA defaults on the terms of either
                        agreement, all monies due Mr. Down, including the
                        current value of the severance package, will become due
                        and owing immediately and ADVA will be required to pay a
                        lump sum total within ten (10) days of the default. As
                        discussed above in connection with Mr. Mohr, ADVA is in
                        default of certain terms of the Termination Agreements.
                        Mr. Down has orally agreed to waive this default until
                        the earlier of ADVA's cure of the default, or September
                        1, 2002. The parties are preparing documentation
                        memorializing the oral waiver for execution.

                        Thomas A. Kruger
                        Effective May 1, 2002, Mr. Kruger serves as a financial
                        consultant for a six (6) month term under a consulting
                        agreement. Mr. Kruger is reimbursed at the rate of $50
                        per hour based on a minimum of 86 hours per month.
                        Additional hours requested by ADVA or GIG is charged at
                        a rate of $75 per hour. Mr. Kruger has also been granted
                        options to purchase 25,000 shares of ADVA Common Stock.
                        Of these, 6,250 options vested on February 1, 2002, with
                        additional tranches of 6,250 options vesting on each of
                        May 1, August 1 and November 1, 2002.

                        Robert Eijkelhof
                        Effective May 1, 2002, Mr. Eijkelhof serves as Vice
                        President Investor Relations for a six-month term, as
                        approved by ADVA's Board of Directors. Mr. Eijkelhof's
                        agreement includes "work-for-hire", non-disclosure, non-
                        competition, travel and expense reimbursement clauses
                        typically found in such agreements. The agreement
                        includes a retainer of forty (40) hours per month,
                        reimbursed at the rate of $50 per hour, with the option
                        to reserve an additional 12 hours per month at a $70 per
                        hour rate. The base monthly payment equals $2,000. ADVA
                        reimburses Mr. Verdonck's reasonable, approved business
                        travel and associated expenses. Mr. Verdonck is eligible
                        for a monthly reimbursement for personal automobile
                        usage at a rate of $0.35 per mile when on company
                        business. The agreement is renewable and termination of
                        the agreement is possible by either party with ninety
                        (90) days notice

                        ADVA expects to retain other staff for technology and
                        marketing efforts in the near future.

                        Employment and Consulting Agreement Wavers

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

                        The Termination Agreements also provide that, so long as
                        ADVA remains current in these repayment obligations,
                        then Messrs. Mohr and Down each waive their rights to
                        severance packages otherwise due them under the terms of
                        their respective Employment. Messrs. Mohr and Down have
                        agreed to waive ADVA's default until the earlier
                        of ADVA's cure of the default, or September 1, 2002.
                        Waiver Addendums are filed as exhibits to this quarterly
                        report.

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
                        The addenda are filed as exhibits to this quarterly
                        report.

                        Independent Accountants and Outside Legal Counsel

10. Stock Option        Due to a lack of funds, certain creditors have not been
    Plan                paid outstanding obligations, including August
                        negotiated monthly installment payments.

                        The Company, upon approval of the stockholders on
                        September 26, 2001, adopted the 2001 Stock Option Plan
                        (the "Plan") to provide for grants of options to
                        purchase shares of common stock to officers, key
                        employees, directors and consultants of the Company who
                        are eligible to participate in the Plan. 1,400,000
                        shares of common stock have been reserved for issuance
                        under the Plan.

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

                        The Company has granted options to acquire shares of
                        common stock to officers, directors, and consultants, as
                        follows:

-------------------------------------------------------------------------------

Balance,
    March 31, 2001               -        $     -            -           $    -
Granted                    137,750           1.61            -                -
Exercised                        -              -            -                -
Forfeited                  (25,500)         1.24            -                -
--------------------------------------------------------------------------------

Balance,
    March 31, 2002         112,250   $       1.69       27,450    $        1.65

The following table summarizes  information about stock options outstanding at
June 30, 2002.

                               Weighted

                                Average     Weighted                  Weighted
Range of                      Remaining
                                             Average                   Average
Exercise
                    Number  Contractual     Exercise       Number     Exercise
Prices         Outstanding       Life          Price
                                  (yrs)               Exercisable        Price
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

$.01 - $.75          2,250         9.50     $    .58                   $   .58
                                                              450
1.25                10,000         9.63         1.25        2,000         1.25
1.75               100,000         9.08         1.75       25,000         1.75
-------------------------------------------------------------------------------

$.01 - $1.75       112,250         9.14     $   1.69       27,450      $  1.65

-------------------------------------------------------------------------------
The options were to generally vest at various dates through April 2004.
                                 (See Note 10).

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

                        Year ended March 31,                              2002
                        ----------------------------------------------------------

                            Net loss - as reported                    $ (1,224,695)
                            Net loss - pro forma                        (1,264,695)
                            Basic and diluted loss per share
                                 As reported                          $       (.09)
                                 Pro forma                                    (.10)
                        ----------------------------------------------------------

11. Property and        As of June 30, 2002, property and equipment consisted of the following:
    Equipment

                            June 30, 2002,                             2002
                        -------------------------------------------------------------------

                                                                     Estimated
                                                                       Useful
                                                                      Life in
                                                                        Years
                        -------------------------------------------------------------------

                            Computers and office equipment              3       $   12,943
                            Furniture and fixtures                      5           12,734
                        -------------------------------------------------------------------

                                                                                   25,677
                            Less accumulated depreciation                           7,008
                        -------------------------------------------------------------------

                                                                                $  18,669
                        -------------------------------------------------------------------

                        Depreciation expense for the quarters ended June 30,
                        2002 and 2001 was $1,715 and $-0-, respectively.

12. ADVA                On April 30, 2002, the Board of Directors in special
    Outside Director    consideration for advisory services rendered to ADVA
    Options             International Inc. granted a Director a Non-Qualified
                        Stock Option for 10,000 shares of stock at an exercise
                        price based upon the closing price of ADVA (ADII) on
                        April 30, 2002.

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

With adequate funding, we expect to commence GIG product sales during the third
- fourth quarters of fiscal 2003 across both the Linux(R)and UNIX(R)platforms.
We expect to be in a position to show our GIGSTAR component in beta form to a variety of potential clients at various CAD/CAM oriented trade shows commencing in October 2002. The success of this plan depends, in part, on our ability to forge cooperative relationships with the major hardware and software vendors in the CAD/CAM market. We shall also seek to sell our products worldwide directly over the Internet and via the reseller channel for Linux(R)and UNIX(R)-based computer solutions commencing in the above-mentioned period

We expect to introduce our CAD visualization product on the three largest distributions of the UNIX(R)OS: H-P UNIX(R), SGI Irix and SUN Solaris, within the next two fiscal quarters.

Our long-term objectives are to generate steadily increasing revenues and obtain the capital necessary to acquire or license other promising technologies to expand our portfolio of Linux(R)-based products. We are also exploring several new technology opportunities for future development and marketing enterprises.

During the Quarter ended June 30, 2002, ADVA suffered a loss from operations of
$(300,596). We funded our operating losses during this period through the proceeds from short-term and long-term debt.

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

Based upon the anticipated combination of an infusion of capital through low interest loans, convertible to stock after one year, capital raised through the sale of additional stock plus anticipated revenue from joint venture agreements with hardware and software manufacturers in the 3D, Animation and CAD marketplaces, we believe we will have adequate funds to meet our projected cash needs through Dec. 30, 2002.

However, should we not receive an infusion of capital, and or not execute anticipated agreements with hardware and software manufacturers, the Company will continue to incur additional losses and may be forced to cease operations.
No assurances can be given at this time as to the availability of the new funding, the terms thereof, or the execution of revenue generating agreements.

Going forward, we have reduced our total number of employees to none, now relying on outside vendors and consultants for all of the Company's operations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

No.          Description
---          -----------

10.1         Anthony E Mohr Waver to Termination Agreement

10.2         George L Down Waver to Termination Agreement

(b) Reports on Form 8-K

An 8-K Report was filed on May 17, 2002 during the quarter covered by this report.

                                                         Signatures

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly signed.

                                                      /s/ Ernst R. Verdonck
                                                         ---------------------
                                                          Ernst R. Verdonck
                                                          CEO, President and CFO

Date: 08/19/02