Form 10QSB
period 2002-09-30
ADVA INTERNATIONAL INC
filed 2002-11-19
CIK 807732

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                   FORM 10-QSB

        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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
                                                                  Yes  X   No

                         APPLICABLE TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of September
19, 2002 is 13,185,194.

                     ADVA INTERNATIONAL INC. AND SUBSIDERARY

                                  FORM 10 -QSB

                                      INDEX

                                                                             Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

   Consolidated Balance Sheet as of March 31, 2002 and September
   30, 2002....................................................................4

   Consolidated Statements of Operations for the three months ended
   September 30, 2002 and September 30, 2001, and for the six months ended September 30, 2002 and September 30, 2001, and the cumulative period April 2, 1998 (inception) through September 30, 2002.................6

   Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
   for the cumulative period April 2, 1998 (inception) through September
   30, 2002....................................................................7

   Consolidated Statements of Cash Flows for the six months ended
   September 30, 2002 and September 30, 2001 and the cumulative period

PART II. OTHER INFORMATION

Item 2. Changes in Securities.................................................20

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

Item 1.   Financial information

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                                               September 30, 2002   March 31, 2002
---------------------------------------------------------------------------------------------------
                                                                 (Unaudited)          (Audited)

Assets

Current assets
     Cash and cash equivalents                                $           640       $     4,401
                                                                           -              1,714
Receivables
---------------------------------------------------------------------------------------------------

Total current assets                                                      640             6,115

Software                                                              318,436           318,436

Property and equipment, net (note 12)                                  16,953            20,384

Deferred financing costs, net of accumulated amortization             420,937           512,740
     of $496,563 and $450,662 (Notes 5 and 6)

Security Deposit                                                        2,979             2,979
---------------------------------------------------------------------------------------------------

Total assets                                                  $       759,945       $   860,654
---------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet
                                  -Continued-

                                                               September 30, 2002   March 31,  2002
---------------------------------------------------------------------------------------------------
                                                                  (Unaudited)         (Audited)

Liabilities and Stockholders' (Deficiency)

Current liabilities
     Notes payable (note 7)                                   $       85,000        $    85,000
     Accrued professional fees                                       293,050             294,895
       Accrued interest                                              213,566             151,033
       Accrued compensation                                           50,573              79,831
       Accounts payable and accrued expenses, other                   46,170              58,746
       Debt due in one year                                          500,000                  -
     Due to officer                                                    9,990              39,440
---------------------------------------------------------------------------------------------------

Total current liabilities                                          1,198,349             708,945

Long-term debt (Notes 5 and 6)                                     1,500,000           1,500,000
---------------------------------------------------------------------------------------------------

Total liabilities                                                  2,698,349           2,208,945

Commitments (Note 9)

Stockholders' deficiency (Notes 5, 9 and 10)
     Class A preferred stock, no par value                                -                   -
         Authorized 4,000 shares, none issued
     Class B preferred stock, no par value                                -                   -
         Authorized 6,000 shares, none issued
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 13,185,194 shares                     13,185              13,185
     Additional paid-in capital                                    1,957,815           1,957,815
     (Deficit) accumulated during the development stage           (3,909,404)         (3,319,291)

Total stockholders' (deficiency)                                  (1,938,404)         (1,348,291)
---------------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)              $      759,945        $    806,654
---------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statement of Operations

                                                                                                     Cumulative
                                                                                                       Period
                                                                                                    April 2, 1998
                                                    Three Months Ended        Six Months Ended       (Inception)
                                                       September 30              September 30,         through
                                                  2002             2001     2002            2001   September 30, 2002                                                         2002
------------------------------------------------------------------------------------------------------------------
                                                       (Unaudited)             (Unaudited)          (Unaudited)

Sales, license fees                             $   -           $   -      $   -           $   -     $   8,484

Operating expenses
     Salary and employee related               67,226           64,723    131,545         115,334      717,578
     General and administrative               140,414          221,858    300,516         481,682    1,509,011
       Expenses related to merger                  -             5,000         -           25,336      995,278
------------------------------------------------------------------------------------------------------------------

Total operating expenses                      207,641          291,581    432,062         622,352    3,221,868
------------------------------------------------------------------------------------------------------------------

(Loss) from operations                       (207,641)        (291,581)  (432,062)       (622,352)  (3,213,384)
------------------------------------------------------------------------------------------------------------------

Other income (expense)
     Miscellaneous income                          -                -          -               -         1,305
     Interest (expense), Officer                   -            (1,558)      (519)         (2,808)     (14,664)
     Interest (expense), debt                 (81,877)         (70,818)  (157,532)       (141,961)    (714,734)
     Interest income                               -             1,905         -            7,453       32,073
------------------------------------------------------------------------------------------------------------------

Total other expense, net                      (81,877)         (70,471)  (158,051)       (137,316)    (696,020)
------------------------------------------------------------------------------------------------------------------

Net loss                                    $(289,518)       $(362,052) $(590,113)      $(759,668) $(3,909,404)
------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share               $(0.02)          $(0.03)    $(0.04)      $   (0.06) $     (0.33)
------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding        13,185,194       13,185,194 13,185,194      13,185,194   11,493,434
------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                                                                      Deficit                          Total
                                                                                    Accumulated                        Stock-
                                                                      Additional     During the        Stock          Holders
                                                    Common Stock        Paid-In     Development     Subscription      Equity
                                                Shares        Amount    Capital       Stage          Receivable    (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 2, 1998 (inception)                  -         $     -    $    -       $     -          $    -         $     -

Common stock issued, May 14, 1998                1,000              10    300,990           -           (1,000)        300,000

Net (loss)                                          -               -          -       (287,851)            -          (287,851)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31,  2000                         1,000              10    300,990     (287,851)         (1,000)         12,149

Original issue discount arising from options
  granted in connection with debt, Jan. 14, 2000    -               -     900,000           -               -          900,000
(Note 5)
                                                    -               -          -      (339,034)             -         (339,034)
Net (loss)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                          1,000              10  1,200,990     (626,885)         (1,000)        573,115

Common stock issued, May 17, 2000 (Note 5)          13              -     300,000           -               -          300,000

Stock options exercised, May 17, 2000 (Note 5)     176               2    449,998           -               -          450,000

Recapitalization, March 2, 2001 (Note 1)    13,184,005          13,173    (13,173)          -               -               -

Receipt of stock subscription, March 2, 2001        -               -          -            -            1,000           1,000

Net (loss)                                          -               -          -    (1,467,711)             -       (1,467,711)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                     13,184,194          13,185  1,937,815   (2,094,596)             -         (143,596)

Net (Loss)                                          -               -          -    (1,224,695)             -       (1,224,695)

Options issued as compensation to nonemployees      -               -      20,000           -               -           20,000
------------------------------------------------------------------------------------------------------------------------------------

Balance, 31 March, 2002                     13,184,194          13,185  1,957,815   (3,319,291)             -       (1,348,291)

Net (Loss) (Unaudited)                              -               -          -      (590,113)             -         (590,113)
------------------------------------------------------------------------------------------------------------------------------------
Balance Sept.  30, 2002                     13,185,194         $13,185 $1,957,815  $(3,909,404)         $   -      $(1,938,404)
------------------------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      Consolidated Statement of Cash Flows

                                                                                              Cumulative
                                                                                                Period
                                                                                             April 2, 1998
                                                                                              (Inception)
                                                                         Six Months Ended       through
                                                                           September 30         June 30
                                                                       2002          2001         2002
                                                                                 (Unaudited)   (Unaudited)
-----------------------------------------------------------------------------------------------------------

Cash Flows from operating activities
   Net (loss)                                                      $(590,113)   $(759,668)    $(3,909,404)
    Adjustments to reconcile net (loss) to net cash used in
         operating activities
                Amortization of deferred finance costs                91,803       91,802         496,562
                Depreciation                                           3,431        1,863           8,722
                Options issued for services rendered                      -            -           20,000
                Changes in assets and liabilities
                       (Increase) decrease in assets
                                Receivables                            1,714         (46)              -
                                Security deposit                          -       (2,979)          (2,979)
                                Prepaid expenses                          -       17,083               -
                      (Increase) decrease in liabilities                                               -
                Accrued transaction and creditor payables               (560)   (299,440)
                Accounts payable and accrued expenses                 19,415     207,886          603,366
-----------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                             (474,311)   (743,449)      (2,783,737)
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
       Capital expenditures                                                -     (25,677)         (25,677)
       Expenditures for software                                           -     (71,936)        (318,436)
       Loan from Officer                                              (29,450)     2,809            9,990
-----------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                   (29,450)   (94,804)        (334,123)
-----------------------------------------------------------------------------------------------------------

Cash flows from financial activities
     Proceeds of notes payable                                        500,000         -           585,000
     Proceeds from long-term debt, net of finance fees                     -          -         1,482,500
     Proceeds from stock issuance and subscription                         -          -         1,051,000
-----------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             500,000         -         3,118,500
-----------------------------------------------------------------------------------------------------------

Net  (decrease) increase in cash and cash equivalents                  (3,761)  (838,313)             640

Cash and cash equivalents at the beginning of the period                4,401    961,483               -
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at the end of period                            640    123,180              640
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

ADVA currently possesses no employees but employs contracted consultants to run the day-to-day operations as well as the technical development of the company.

2.   Basis of Presentation

The consolidated Financial statements are unaudited and have been filed without review or advice from either ADVA's independent accountants in accordance with the AICPA statement on auditing standards no. SAS 71 or outside legal counsel.
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the company as of March 31, 2002, and the results of its operations for the six months ended September 30, 2002.

The results of operations experienced for the three months ended September 30,
2002 are not necessarily indicative of the results to be experienced for the fiscal year ended March 31, 2003.

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

3.   Business Operations And Basis of Presentation

Business Operations

From April 2, 1998 (inception) to March 31, 2000, the Company maintained operations in the Netherlands and in April 2000 moved all operations to the
United States. The Company is in the development stage and planned principal operations have not yet commenced due to a chronic lack of funding.

The Company develops applications software running on the Linux (the "Linux(R)
OS") and UNIX (the "UNIX(R)OS") operating systems. The Company's present software product, first developed for the UNIX(R)OS, is believed to be the only complete 3D solid modeling, animation and rendering system currently available on the Linux(R)OS. The Company's software has been designed for use by digital content creators in the production of 3D film and video special effects, animation, computer-aided design/manufacture ("CAD/CAM") and scientific visualization, Internet web site, print graphics and virtual television production. Since acquiring the software and the related source code in February
2000, the Company has been developing and executing marketing plans for sales of the software to users in the Linux(R)and UNIX(R)OS communities as well as enhancing the compatibility of the products to these and other platforms.
Although saleable in a variety of 3D graphics segments, the Company expects to focus its near-term marketing efforts on the CAD/CAM segment.

The Companys success will depend in part on its ability to obtain patents and product license rights, maintain trademark protection and trade secrets, and operate without infringing on the proprietary rights of others, both in the
United States and other countries.

There can be no assurance that patents or trademarks issued to or licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company

Basis of Presentation

The Company has no significant operating history and, from April 2, 1998
(inception) to September 30, 2002, has generated a net loss of $3,909,404. This loss has been financed by proceeds from equity and debt issuances. Also, as of
September 30, 2002, the Company has a working capital deficiency of $1,197,709 and a stockholders' deficiency of $1,938,404. During fiscal 2003, management intends to commence principal operations. Earnings from operations are expected to provide working capital. In May 2002, the Company entered into a loan agreement that provided the Company with proceeds of $500,000 to work towards extinguishing outstanding liabilities and provide working capital through August
2002. In October 2002, the Company entered into a new loan agreements that provided the Company with proceeds of $280,000 to continue to extinguish outstanding liabilities, provide additional working capital and make investments in continuing software development. The Company is also seeking additional working capital through additional loan proceeds and/or the sale of additional shares of its common stock. There can be no assurance that management will be successful in its efforts.

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

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

4.   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the
Company and its wholly owned subsidiary, GIG. All significant intercompany accounts and transactions have been eliminated.

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

Research and Development

Internal research and development costs are expensed as incurred. Research and development costs of approximately $11,500, $9,000 and $153,500 for the years ended March 31, 2002 and 2001 and for the cumulative period from April 2, 1998
(inception) through September 30, 2002, respectively, are included in general and administrative expenses in the accompanying statements of operations.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on the sum of the expected future undiscounted cash flows. As of September 30, 2002, the Company has determined that no impairment has occurred.

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

5.   Share Purchase and Shareholders' Agreement

In January 2000, GIG entered into a Share Purchase and Shareholders' Agreement with five other parties. The agreement was established in order to promote the growth of GIG either through an initial public offering or merger with a publicly held company. The agreement provided that one of the five parties purchase 100 shares of GIG stock from its chief executive officer and two other parties ("lenders") advance $300,000 to GIG in the form of loans (see Note 5).
In addition, the agreement granted an option to purchase 30% of GIG's outstanding stock from its chief executive officer to a party providing consulting and other services. Such option was exercised on May 17, 2000 upon the advance to GIG of $400,000, representing the first tranche of additional loans aggregating $1,200,000 from the lenders. In connection with the granting of the option, GIG recorded deferred financing costs of $900,000 (representing the estimated fair value of the option based on application of the Black-Scholes option pricing model utilizing a risk free rate of 6.38%, volatility of .00001, and an expected life of five years). Amortization through September 30, 2002 totals $496,563.

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

7.   Notes Payable

On November 27, 2001, the Company obtained financing pursuant to promissory notes with six lenders. The notes provide for an aggregate amount of $85,000, of which the entire amount was outstanding as of June 30, 2002. The notes carry an interest rate of 7.5% per annum. The notes and all accrued interest are payable within 12 months from the date of the advance. Subject to approval of the
Company's Board of Directors, the notes, if unpaid at term, allow the lenders to convert any principal balance of the note and all outstanding accrued interest into common stock of the Company at a conversion rate of $0.70 per share within
12 months from the date of the advance.

On May 1, 2002, the Board of Directors of the Company approved the terms of a promissory note with a finance company, which establishes a loan facility of
$500,000 with an interest rate of 7.5% per annum, to be repaid, including all accrued interest, within one year from the date of the first advance. The loan proceeds are to be disbursed to the Company in four monthly tranches beginning in April 2002 to be used to pay outstanding salaries, expenses and fees and to provide working capital to the Company. Subject to approval of the Company's
Board of Directors and within one year of issuance of the note, the note allows, if the loan is unpaid at term, the lender to convert the outstanding principal amount and outstanding interest into common stock of the Company at a conversion rate of $0.35 per share. As of September 30, 2002, $500,000 was outstanding.

On October 8, 2002, the Board of Directors of the Company approved the terms of a two promissory notes establishing loan facilities totaling $280,000 with an interest rate of 7.5% per annum, to be repaid, including all accrued interest, within one year from the date of the receipt of funds. The loan proceeds were to be disbursed to the Company as of October 10, 2002 to be used to pay outstanding salaries, expenses, and fees and to provide working capital to the Company.
Subject to approval of the Company's Board of Directors and within 90 days of issuance of the note, the note allows the lender to convert the outstanding principal amount and outstanding interest into common stock of the Company at a conversion rate of $0.18 per share.

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

Rent expense for the quarter, was approximately $4,469 in 2002 and $4,469 in
2001.

Employment and Consulting Agreements

In January 2000, the Company entered into an employment agreement with the former chief executive officer that provided for payments of $110,000 per year along with certain other benefits in exchange for defined services to be performed by the employee. Effective May 1, 2002, the employment agreement was terminated and a consulting agreement to retain the services of the former chief executive officer was executed concurrently.

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

On May 1, 2001, the Company entered into a one-year contractual agreement with a consultant who acted as chief financial advisor to the Company. The agreement provided for payment of $4,300 monthly. The Company also granted an Incentive
Stock Option (see Note 9) to acquire 25,000 shares of common stock which vests in equal quarterly increments beginning August 1, 2001. Effective December 1,
2001, the agreement was canceled by the consultant, which resulted in the cancellation of the Incentive Stock Option. On April 1, 2002, the Company
entered into a new six-month contractual agreement with this consultant. On
November 1, 2002, the Company entered into a new, revised three month contractual agreement with this consultant.

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

Anthony E. Mohr
Mr. Mohr was employed by ADVA in January 2000 to serve as its President and
Chief Executive Officer. The relatedagreement was terminated on April 30, 2002.
The agreement provided Mr. Mohr for a severance package which on the date of termination would totalapproximately $75,000. Mr. Mohr's Termination Agreement provides for the repayment of approximately $67,450 in loans, accrued interest, un-reimbursed expenses and deferred salary to be divided into four equal tranches paid monthly commencing on May 1, 2002. A Consulting Agreement between
ADVA and Prûdens~Consulo LLC, which retained Mr. Mohr's services for a one year term, was approved by the ADVA Board of Directors (with Mr. Mohr abstaining)
with an effective date of May 1, 2002. It includes "work-for-hire", non-disclosure, non-competition, travel and expense reimbursement clauses typically found in such agreements. The Consulting Agreement includes a base retainer of eighty (80) hours per month with the option to retain an additional twenty-four (24) hours per month at a higher rate. The base monthly payment equals $10,000 and ADVA reimburses Mr. Mohr's reasonable, approved business travel and associated expenses. Mr. Mohr is eligible for a monthly reimbursement for personal automobile usage at a rate of $0.35 per mile when on company business. The Consulting Agreement is renewable and termination is possible by either party with ninety (90) days notice. Mr. Mohr's charter is to provide strategic consultation on all aspects of operations, technology and marketing.
Subject to Board approval, Mr. Mohr will also be granted a stock option to purchase 25,000 shares of ADVA Common Stock. If ADVA fulfills the terms of both the Termination and Consulting Agreements, Mr. Mohr has agreed to waive his rights to the severance package due him under his prior Employment Agreement. If
ADVA defaults on the terms of either agreement, all monies due Mr. Mohr, including the total value of the severance package will become due and owing immediately and ADVA will be required to pay in a lump sum total within ten (10)
days of the default. As of August 3, 2002, ADVA was in default under certain terms of the Termination Agreement. Mr. Mohr hads orally agreed to waive this default until the earlier of ADVA's cure of the default, or September 1, 2002.
The parties are prepared and executed documentation memorializing the oral waiver for execution.

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

George L. Down
Mr. Down was previously employed by GIG to serve as its President. Mr. Down's
Employment Agreement, signed on May 1, 2001, was terminated on May 1, 2002. This agreement provided for a severance package with an approximate value of $35,000 at the date of his termination. His Termination Agreement provides for the repayment of approximately $31,250 in un-reimbursed expenses and deferred salary to be divided into four equal tranches paid monthly commencing on May 3, 2002.
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
Down has orally agreed to waive this default until the earlier of ADVA's cure of the default, or September 1, 2002. The parties have prepared and executed d ocumentation memorializing the oral waiver.

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

On November 1, 2002, a new three (3) month consultant agreement was made with
Mr. Kruger calling for an hourly rate of $75 based upon a minimum of 86 hours per month. Additional hours are charged at $100.00. Mr. Kruger has been granted an additional option of 6,250 shares as part of this agreement.

Robert Eijkelhof
Effective May 1, 2002, Mr. Eijkelhof serves as Vice President Investor Relations for a six-month term, as approved by ADVA's Board of Directors. Mr. Eijkelhof's agreement includes "work-for-hire", non-disclosure, non-competition, travel and expense reimbursement clauses typically found in such agreements. The agreement includes a retainer of forty (40) hours per month, reimbursed at the rate of $50 per hour, with the option to reserve an additional 12 hours per month at a $70 per hour rate. The base monthly payment equals $2,000. ADVA reimburses Mr.
Eijkelhof's reasonable, approved business travel and associated expenses.  The agreement is renewable and termination of the agreement is possible by either party with ninety (90) days notice.

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

ADVA expects to retain other staff for technology and marketing efforts in the near future.

Employment and Consulting Agreement Wavers

As of September 30, 2002, ADVA was in default under certain terms of Mr. Mohr's and Mr. Down's Termination Agreements requiring ADVA to pay all their accrued back pay and unpaid reimbursable expenses and, in the case of Mr. Mohr, all loans (plus accrued interest), in four monthly installments commencing May 1,
2002.

The Termination Agreements also provide that, so long as ADVA remains current in these repayment obligations, then Messrs. Mohr and Down each waive their rights to severance packages otherwise due them under the terms of their respective
Employment. Messrs. Mohr and Down have orally agreed to waive ADVA's default until the earlier of ADVA's cure of the default, or September 1, 2002.

The parties prepared written waivers memorializing their oral agreements for execution through September 1, 2002.

Certain consultants executed addenda to their Consulting Agreements allowing
ADVA to defer reimbursement of consultant expenses and payment of additional consultant fees for services rendered based upon contractual obligations waiving any defaults in connection with such deferral until the earlier of ADVA's payment of such deferred amounts or September 1, 2002.

As of September 30, 2002, The Company was in default of these certain Consultant agreements and wavers regarding expenses and additional consultant fees.

Consulting Contract Extensions

On October 30,2002, The Board of Directors agreed to extend for three months the consultant agreements for Messrs. Ernst R. Verdonck, George L. Down and R. A.
Eijkelhof with an option for a further ninety (90) day renewal.. The stock option clauses for these three (3) contract extensions were tabled pending further research, discussion, and negotiation for thirty days.

Independent Accountants and Outside Legal Counsel

Due to the lack of funds, ADVA ceased making payments to its independent accountants and outside legal counsel near the end of calendar 2001. Upon receipt of loan proceeds of approximately $500,000 in April 2002, ADVA entered into agreements with each of its independent accountants and outside legal counsel providing for the payment of these outstanding obligations aggregating approximately $227,000.

As of September 30, 2002, these outstanding obligations totaled $222,746.

                        ADVA INTERNATIONAL AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

10.   Stock Option Plan

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

                                  Option Shares
----------------------------------------------------------------------------------

                              Options Outstanding       Options Exercisable
                          ------------------------   ---------------------------

                                         Weighted                      Weighted
                                          Average                       Average
                                         Exercise                      Exercise
                            Shares          Price       Shares            Price
--------------------------------------------------------------------------------

Balance,
    March 31, 2001              --   $         --           --    $          --
Granted                    137,750           1.61           --               --
Exercised                       --             --           --               --
Forfeited                  (25,500)         1.24           --               --
--------------------------------------------------------------------------------

Balance,
    March 31, 2002         112,250   $       1.69       27,450    $        1.65
-------------------------------------------------------------------------------

The following table summarizes  information about stock options outstanding at
June 30, 2002.

                                 Weighted
                                  Average       Weighted                 Weighted
Range of                        Remaining        Average                 Average
Exercise          Number        Contractual     Exercise      Number     Exercise
 Prices        Outstanding       Life (yrs)       Price     Exercisable    Price
--------------------------------------------------------------------------------

$.01 - $.75       2,250          9.50            $ .58        450         $ .58
1.25             10,000          9.63             1.25      2,000          1.25
1.75            100,000          9.08             1.75     25,000          1.75
--------------------------------------------------------------------------------

$.01 - $1.75    112,250          9.14           $ 1.69     27,450         $1.65
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
                                                   -------
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

                 Year ended March 31,                          2002
                 ---------------------------------------------------------------
                 Net loss - as reported                      $(1,224,695)
                 Net loss - pro forma                         (1,264,695)
                 Basic and diluted loss per share
                 As reported                                 $      (.09)
                 Pro forma                                          (.10)
                 ---------------------------------------------------------------

11.   Property and Equipment

As of September 30, 2002, property and equipment consisted of the following:

                 September 30, 2002,                                2002
                 ---------------------------------------------------------------

                                                             Estimated
                                                               Useful
                                                              Life in
                                                                Years
                 ---------------------------------------------------------------
                 Computers and office equipment                  3       $12,943
                 Furniture and fixtures                          5        12,734
                 ---------------------------------------------------------------
                                                                          25,677
                 Less accumulated depreciation                             8,724
                 ---------------------------------------------------------------
                                                                         $16,953
                 ---------------------------------------------------------------
Depreciation expense for the quarters ended June 30, 2002 and 2001 was $1,715 and $-0-, respectively.

12.   ADVA Outside Director Options

On April 30, 2002, the Board of Directors in special consideration for advisory services rendered to ADVA International Inc. granted a Director a Non-Qualified
Stock Option for 10,000 shares of stock at an exercise price based upon the closing price of ADVA (ADII) on April 30, 2002.

13.   Director Changes

None

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

With adequate funding, we expect to commence sales during the fourth quarter of fiscal 2003. We expect to be in a position to show our GIGSTAR component in beta form to a variety of potential clients at various CAD/CAM oriented trade shows commencing in February 2003. The success of this plan depends, in part, on our ability to forge cooperative relationships with the major hardware and software vendors in the CAD/CAM market. We shall also seek to sell our products worldwide directly over the Internet and via the reseller channel for CAD solutions commencing in the above-mentioned period

We expect to introduce our CAD visualization product on the three largest distributions of the UNIX® OS: H-P UNIX®, SGI Irix and SUN Solaris, during the coming year.

Our long-term objectives are to generate steadily increasing revenues and obtain the capital necessary to acquire or license other promising technologies. We are also exploring several new technology opportunities for future development and marketing enterprises.

During the Quarter ended September 30, 2002, ADVA suffered a loss from operations of $(289,518). We funded our operating losses during this period through the proceeds from long-term debt.

During the year ended March 31, 2002, we generated operating losses of
$(940,977). We funded our operating losses during this period through the proceeds from long-term debt.

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

Based upon the anticipated combination of an infusion of capital through low interest loans, convertible to stock after one year (or less), capital raised through the sale of additional stock plus anticipated revenue from joint venture agreements with hardware and software manufacturers in the 3D, Animation and CAD marketplaces, we believe we will have adequate funds to meet our projected cash needs through Dec. 30, 2002.

However, should we not receive an infusion of capital, and or not execute anticipated agreements with hardware and software manufacturers, the Company will continue to incur additional losses and may be forced to cease operations.
No assurances can be given at this time as to the availability of the new funding, the terms thereof, or the execution of revenue generating agreements.

Going forward, we have reduced our total number of employees to zero, now relying on outside vendors and contract consultants for the Company's day-to-day operation and technology development.

PART II. OTHER INFORMATION

Item 2.   Changes in Securities

        None

Item 6.   Exhibits and Reports on Form 8-K.

        (a)   Exhibits

No.                     Description
---                     -----------
10.1                    Thomas Kruger Consulting Agreement

(1)                     Lagan Investments Ltd. Promissory Note previously filed
                        with the Securities and Exchange Commission on November
                        12, 2002 on Form 8-K.

(2)                     H.J. Heerema Promissory Note previously filed with the
                        Securities and Exchange Commission on November 12, 2002
                        on Form 8-K.

(3)                     Ernst R Verdonck Addendum to Consulting Agreement
                        previously filed with the Securities and Exchange
                        Commission on 10-KSB July 15, 2002.

(4)                     Anthony E Mohr Addendum to Consulting Agreement
                        previously filed with the Securities and Exchange
                        Commission on 10-KSB July 15, 2002.

(5)                     George L Down Addendum to Consulting Agreement
                        previously filed with the Securities and Exchange
                        Commission on 10-KSB July 15, 2002.

(6)                     Robert A. F. Eijkelhof Addendum to Consulting Agreement
                        previously filed with the Securities and Exchange
                        Commission on 10-KSB July 15, 2002.

(7)                     Anthony E Mohr Waver to Termination Agreement previously
                        filed with the Securities and Exchange Commission on
                        10-KSB/A 0n August 8, 2002.

(8)                     George L Down Waver to Termination Agreement previously
                        filed with the Securities and Exchange Commission on
                        10-KSB/A 0n August 8, 2002.

99.1                    Certification Pursuant to 18 A.S. C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes - Oxley
                        Act of 2002.

        (b)   Reports on Form 8-K

                  An 8-K Report was filed on November 12, 2002 during the
quarter following this report.

                                   Signatures

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly signed.

                                            /s/ Ernst R. Verdonck
                                              ------------------------
                                                Ernst R. Verdonck
                                                CEO, President and CFO

Date: November 19, 2002